Form 10-Q
period 1995-03-31
PS PARTNERS II LTD
filed 1995-05-10
CIK 727069

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the period ended March 31, 1995
                          --------------

                                      or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

     For the transition period from ___________________  to  ___________________


Commission File Number 0-11981
                       -------


                             PS PARTNERS II, LTD.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          California                                            95-3878680
- - -------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

        600 North Brand Blvd.
        Glendale, California                                          91203-1241
- - ----------------------------------------                              ----------
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number, including area code:  (818) 244-8080
                                                     --------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                           Yes    X        No
                                -----          -----

                                     INDEX

PART I.  FINANCIAL INFORMATION

     Condensed consolidated balance sheets at March 31, 1995
       and December 31, 1994                                          2

     Condensed consolidated statements of operations for the three
       months ended March 31, 1995 and 1994                           3

     Condensed consolidated statements of cash flows for the three
       months ended March 31, 1995 and 1994                           4

     Notes to condensed consolidated financial statements             5

     Management's discussion and analysis of financial condition
       and results of operations                                    6-7

PART II. OTHER INFORMATION

     (Items 1 through 5 are not applicable)                           8

     Item 6 - Exhibits and Reports on Form 8-K                        8

                             PS PARTNERS II, LTD.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                               March 31,      December 31,
                                                 1995             1994
                                            --------------   --------------
                                             (Unaudited)
                                    ASSETS

Cash and cash equivalents                    $  4,060,000     $  3,258,000

Rent and other receivables                         25,000           28,000

Real estate facilities, at cost:
    Land                                       17,404,000       17,414,000
    Buildings and equipment                    71,224,000       71,183,000
                                            --------------   --------------
                                               88,628,000       88,597,000

    Less accumulated depreciation             (31,697,000)     (30,887,000)
                                            --------------   --------------
                                               56,931,000       57,710,000

Other assets                                      161,000          153,000
                                            --------------   --------------

                                             $ 61,177,000     $ 61,149,000
                                            ==============   ==============


                       LIABILITIES AND PARTNERS' EQUITY


Accounts payable                             $    346,000     $    433,000

Advance payments from renters                     448,000          439,000

Mortgage notes payable                          2,318,000        2,326,000

Minority interest in general
  partnerships                                 13,943,000       14,001,000

Partners' equity:
    Limited partners' equity, $500 per
        unit, 128,000 units authorized,
        issued and outstanding                 43,599,000       43,430,000
    General partners' equity                      523,000          520,000
                                            --------------   --------------

        Total partners' equity                 44,122,000       43,950,000
                                            --------------   --------------

                                             $ 61,177,000     $ 61,149,000
                                            ==============   ==============

                            See accompanying notes.

                             PS PARTNERS II, LTD.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                    Three Months Ended
                                                         March 31,
                                                 -------------------------
                                                     1995         1994
                                                 ------------ ------------
REVENUE:

Rental income                                     $3,589,000   $3,558,000
Interest income                                       55,000        7,000
                                                 ------------ ------------
                                                   3,644,000    3,565,000
                                                 ------------ ------------

COSTS AND EXPENSES:

Cost of operations                                 1,177,000    1,214,000
Management fees                                      210,000      208,000
Depreciation and amortization                        810,000      922,000
Interest expense                                      45,000      158,000
Administrative                                        56,000       85,000
                                                 ------------ ------------
                                                   2,298,000    2,587,000
                                                 ------------ ------------

Income before minority interest                    1,346,000      978,000

Minority interest in income                          374,000      387,000
                                                 ------------ ------------

NET INCOME                                        $  972,000   $  591,000
                                                 ============ ============

Limited partners' share of net income
     ($6.90 per unit in 1995 and $4.26
     per unit in 1994)                            $  883,000   $  546,000
General partners' share of net income                 89,000       45,000
                                                 ------------ ------------
                                                  $  972,000   $  591,000
                                                 ============ ============

                            See accompanying notes.

                             PS PARTNERS II, LTD.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                        Three Months Ended
                                                                             March 31,
                                                                  -------------------------------
                                                                        1995           1994
                                                                  --------------- ---------------
Cash flows from operating activities:

    Net income                                                     $     972,000   $     591,000

    Adjustments to reconcile net income to net cash provided by operating activities

        Depreciation and amortization                                    810,000         922,000
        Decrease in rent and other receivables                             3,000             -
        Increase in other assets                                          (8,000)         (8,000)
        Decrease in accounts payable                                     (87,000)         (3,000)
        Increase in advance payments from renters                          9,000          19,000
        Minority interest in income                                      374,000         387,000
                                                                  --------------- ---------------

            Total adjustments                                          1,101,000       1,317,000
                                                                  --------------- ---------------

            Net cash provided by operating activities                  2,073,000       1,908,000
                                                                  --------------- ---------------

Cash flows from investing activities:

        Additions to real estate facilities                              (31,000)        (70,000)
                                                                  --------------- ---------------

            Net cash used in investing activities                        (31,000)        (70,000)
                                                                  --------------- ---------------

Cash flows from financing activities:

        Principal payments on mortgage notes payable                      (8,000)     (2,094,000)
        Distributions to holder of minority interest                    (432,000)        (40,000)
        Distributions to partners                                       (800,000)       (395,000)
                                                                  --------------- ---------------

            Net cash used in financing activities                     (1,240,000)     (2,529,000)
                                                                  --------------- ---------------

Net increase (decrease) in cash and cash equivalents                     802,000        (691,000)

Cash and cash equivalents at the beginning of the period               3,258,000       1,083,000
                                                                  --------------- ---------------
Cash and cash equivalents at the end of the period                 $   4,060,000   $     392,000
                                                                  =============== ===============

                            See accompanying notes.

                             PS PARTNERS II, LTD.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1995
                                  (UNAUDITED)


1. The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures contained herein are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes appearing in the Partnership's Form 10-K for the year ended December 31, 1994.

2. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at March 31, 1995, the results of operations for the three months ended March 31, 1995 and 1994 and cash flows for the three months then ended.

3. The results of operations for the three months ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year.

                             PS PARTNERS II, LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations:
- - ----------------------

  THREE MONTHS ENDED MARCH 31, 1995 COMPARED TO THREE MONTHS ENDED MARCH 31,
1994:

    The Partnership's net income for the three months ended March 31, 1995 was $972,000 compared to $591,000 for the three months ended March 31, 1994, representing an increase of $381,000. This increase was primarily due to improved operating results at the Partnership's mini-warehouse facilities combined with decreases in depreciation expense, due to the full amortization of certain tenant improvements at the business park facilities, and interest expense.


    Rental income was $3,589,000 compared to $3,558,000 for the three months ended March 31, 1995 and 1994, respectively, representing an increase of $31,000. Rental income was $3,036,000 and $3,046,000 at the Partnership's mini-warehouse facilities for the three months ended March 31, 1995 and 1994, respectively, representing a decrease of $10,000. Rental income for 1994 includes $119,000 (none in 1995) relating to a mini-warehouse facility which was condemned during the fourth quarter of fiscal 1994 by a governmental authority exercising its right of eminent domain . Accordingly, for those facilities which were in operation throughout each of the first quarters of 1994 and 1995, rental income increased from $2,927,000 to $3,036,000 for the three months ended March 31, 1994 and 1995, respectively, representing an increase of $109,000, or 3.7%. Rental income at the Partnership's business park facilities increased from $512,000 to $553,000 for the three months ended March 31, 1994 and 1995, respectively, representing an increase of 8.0%. These increases were the result of increased average realized rental rates at the Partnership's mini-warehouse facilities and business park facilities. The weighted average occupancy levels at the mini-warehouse and business park facilities were 89% and 96%, respectively, for the three months ended March 31, 1995 compared to 90% and 94% respectively, for the three months ended March 31, 1994. The monthly average realized rent per square foot for the mini-warehouse and business park facilities was $.57 and $.76, respectively, for the three months ended March 31, 1995 and $.55 and $.67, respectively, for the three months ended March 31, 1994.


    Cost of operations (including management fees) were $1,387,000 and $1,422,000 for the three months ended March 31, 1995 and 1994, respectively, representing a decrease of $35,000. Cost of operations during 1994, for the condemned facility was $50,000, accordingly, cost of operations for the remaining facilities increased $15,000 or 1%.

                             PS PARTNERS II, LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    Interest expense decreased approximately $113,000 from $158,000 to $45,000 for the three months ended March 31, 1994 and 1995, respectively, as a result of overall debt reduction.


    Minority interest in income decreased $13,000 to $374,000 from $387,000 for the three months ended March 31, 1995 and 1994, respectively. This decrease was primarily attributable to the increased allocation of depreciation expense to the minority interest which offsets the increase in operations at the Partnership's real estate facilities for those properties owned jointly with SEI.

Liquidity and Capital Resources
- - -------------------------------

    The Partnership has adequate sources of cash to finance its operations, both on a short-term and long-term basis, primarily from internally generated cash from property operations and cash reserves. Cash generated from operations ($2,070,000 for the three months ended March 31, 1995) has been sufficient to meet all current obligations of the Partnership.


    During 1995, the Partnership anticipates approximately $800,000 of capital improvements (of which $123,000 represents SEI's joint venture share). Total capital improvements were $31,000 for the three months ended March 31, 1995 of which $26,000 represents the Partnership's share.


    The Partnership paid distributions to the limited and general partners totaling $714,000 ($5.57 per unit) and $86,000, respectively, during the first three months of 1995. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

                          PART II.  OTHER INFORMATION

ITEMS 1 through 5 are not applicable.

Item 6  Exhibits and Reports on Form 8-K
        --------------------------------

    (a) The following Exhibits are included herein:

        (27)  Financial Data Schedule

    (b) Form 8-K
        none


                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                DATED:    May 10, 1995

                                          PS PARTNERS II, LTD.

                                BY:       Storage Equities, Inc.
                                          General Partner



                                BY:        /s/ Ronald L. Havner
                                          ------------------------------------
                                          Ronald L. Havner, Jr.
                                          Vice President - Storage Equities,Inc.
                                            (principal financial and accounting
                                              officer)