Form 10-Q
period 1995-06-30
PS PARTNERS II LTD
filed 1995-08-08
CIK 727069

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the period ended June 30, 1995
                          -------------

                                       or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

     For the transition period from __________________  to  __________________


Commission File Number 0-11981
                       -------


                              PS PARTNERS II, LTD.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             California                                         95-3878680
----------------------------------------                        ----------
    (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                       Identification Number)

         600 North Brand Blvd.
         Glendale, California                                   91203-1241
----------------------------------------                        ----------
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code:  (818) 244-8080
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

                           Yes    X        No
                                 ---          ---

                                     INDEX


PART I.   FINANCIAL INFORMATION

          Condensed consolidated balance sheets at June 30, 1995
            and December 31, 1994                                             2

          Condensed consolidated statements of income for the three
            and six months ended June 30, 1995 and 1994                       3

          Condensed consolidated statements of cash flows for the
            six months ended June 30, 1995 and 1994                           4

          Notes to condensed consolidated financial statements                5

          Management's discussion and analysis of financial condition
            and results of operations                                       6-8

PART II.  OTHER INFORMATION

          (Items 1 through 5 are not applicable)

          Item 6 - Exhibits and Reports on Form 8-K                           9


                             PS PARTNERS II, LTD.,
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     June 30,      December 31,
                                                       1995            1994
                                                   -----------     ------------
                                                   (Unaudited)
                   ASSETS

Cash and cash equivalents                          $  2,613,000    $  3,258,000

Rent and other receivables                               39,000          28,000

Real estate facilities, at cost:
     Land                                            17,414,000      17,414,000
     Buildings and equipment                         71,389,000      71,183,000
                                                   ------------    ------------
                                                     88,803,000      88,597,000

     Less accumulated depreciation                  (32,489,000)    (30,887,000)
                                                   ------------    ------------
                                                     56,314,000      57,710,000

Other assets                                            155,000         153,000
                                                   ------------    ------------

                                                   $ 59,121,000    $ 61,149,000
                                                   ============    ============

        LIABILITIES AND PARTNERS' EQUITY

Accounts payable                                   $    441,000    $    433,000

Advance payments from renters                           483,000         439,000

Mortgage notes payable                                2,299,000       2,326,000

Minority interest in general partnerships            13,893,000      14,001,000

Partners' equity:
     Limited partners' equity, $500
      per unit, 128,000 units
      authorized, issued and outstanding             41,503,000      43,430,000
     General partner's equity                           502,000         520,000
                                                   ------------    ------------

Total partners' equity                               42,005,000      43,950,000
                                                   ------------    ------------

                                                   $ 59,121,000    $ 61,149,000
                                                   ============    ============

                            See accompanying notes.

                             PS PARTNERS II, LTD.,
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                               Three Months Ended           Six Months Ended
                                                   June 30,                    June 30,
                                            ------------------------    -------------------------
                                              1995          1994          1995            1994
                                            ----------    ----------    ----------     ----------
REVENUE:

Rental income                               $3,738,000    $3,737,000    $7,327,000     $7,295,000
Interest income                                 58,000         7,000       113,000         14,000
                                            ----------    ----------    ----------     ----------
                                             3,796,000     3,744,000     7,440,000      7,309,000
                                            ----------    ----------    ----------     ----------

COSTS AND EXPENSES:

Cost of operations                           1,190,000     1,257,000     2,367,000      2,471,000
Management fees                                218,000       219,000       428,000        427,000
Depreciation and amortization                  792,000       835,000     1,602,000      1,757,000
Interest expense                                44,000        88,000        89,000        246,000
Administrative                                  89,000        35,000       145,000        120,000
                                            ----------    ----------    ----------     ----------
                                             2,333,000     2,434,000     4,631,000      5,021,000
                                            ----------    ----------    ----------     ----------

Income before minority interest              1,463,000     1,310,000     2,809,000      2,288,000

Minority interest in income                    380,000       431,000       754,000        818,000
                                            ----------    ----------    ----------     ----------

NET INCOME                                  $1,083,000    $  879,000    $2,055,000     $1,470,000
                                            ==========    ==========    ==========     ==========

Limited partners' share of net
   income ($12.80 per unit in
   1995 and $10.76 per unit in 1994)                                    $1,638,000     $1,377,000
General partner's share of net income                                      417,000         93,000
                                                                        ----------     ----------
                                                                        $2,055,000     $1,470,000
                                                                        ==========     ==========

                            See accompanying notes.

                             PS PARTNERS II, LTD.,
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                        Six Months Ended
                                                           June 30,
                                                   --------------------------
                                                       1995           1994
                                                   -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                    $ 2,055,000    $ 1,470,000

     Adjustments to reconcile net income
       to net cash provided by operating
       activities

       Depreciation and amortization                 1,602,000      1,757,000
       (Increase) decrease in rent and
        other receivables                              (11,000)        19,000
       Increase in other assets                         (2,000)        (8,000)
       Increase in accounts payable                      8,000         58,000
       Increase in advance payments from
        renters                                         44,000         28,000
       Minority interest in income                     754,000        818,000
                                                   -----------    -----------
               Total adjustments                     2,395,000      2,672,000
                                                   -----------    -----------

               Net cash provided by
                operating activities                 4,450,000      4,142,000
                                                   -----------    -----------

CASH FLOWS USED IN INVESTING ACTIVITIES:
     Additions to real estate facilities              (206,000)      (268,000)
                                                   -----------    -----------

               Net cash used in
                investing activities                  (206,000)      (268,000)
                                                   -----------    -----------

CASH FLOWS USED IN FINANCING ACTIVITIES:
     Principal payments on mortgage
      notes payable                                    (27,000)    (2,155,000)
     Distributions to holder of
      minority interest                               (862,000)      (448,000)
     Distributions to partners                      (4,000,000)      (790,000)
                                                   -----------    -----------
               Net cash used in
                financing activities                (4,889,000)    (3,393,000)
                                                   -----------    -----------

Net (decrease) increase in cash and
 cash equivalents                                     (645,000)       481,000

Cash and cash equivalents at the
 beginning of the period                             3,258,000      1,083,000
                                                   -----------    -----------

Cash and cash equivalents at the end of
 the period                                        $ 2,613,000    $ 1,564,000
                                                   ===========    ===========

                            See accompanying notes.

                              PS PARTNERS II, LTD.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1995
                                  (UNAUDITED)


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

2. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at June 30, 1995, the results of operations for the three and six months ended June 30, 1995 and 1994 and cash flows for the six months then ended.

3. The results of operations for the three and six months ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year.

                             PS PARTNERS II, LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations:
----------------------

THREE AND SIX MONTHS ENDED JUNE 30, 1995 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 1994:

   The Partnership's net income was $2,055,000 and $1,470,000 for the six months ended June 30, 1995 and 1994, respectively, representing an increase of $585,000. Net income was $1,083,000 and $879,000 for the three months ended June 30, 1995 and 1994, respectively, representing an increase of $204,000. These increases were primarily due to improved property operating results at the mini-warehouse facilities combined with reductions in depreciation expense and interest expense, partially offset by an increase in general and administrative expenses. Depreciation expense decrease due to the full amortization of certain tenant improvements at the business park facilities.


   Rental income for the six months ended June 30, 1995 was $7,327,000 compared to $7,295,000 for the same period in 1994, representing an increase of $32,000. This increase was due to improved rental income at the business park facilities were rental income increase from $1,066,000 to $1,157,000 for the six months ended June 30, 1994 and 1995, respectively, representing an increase of $91,000 or 8.0%. Rental income was $6,170,000 and $6,230,000 at the mini-warehouse facilities for the six months ended June 30, 1995 and 1994, respectively, representing a decrease of $60,000. However, rental income for 1994 includes $243,000 (none in 1995) relating to a mini-warehouse facility which was condemned during the fourth quarter of fiscal 1994 by a governmental authority exercising its right of eminent domain. Accordingly, for those mini-warehouse facilities which were in operation throughout each of the first six months of 1994 and 1995, rental income increased from $5,987,000 to $6,170,000, respectively, representing an increase of $183,000, or 3%.

   Rental income for the three months ended June 30, 1995 was $3,738,000 compared to $3,737,000 for the same period in 1994, representing an increase of $1,000. Rental income was $3,184,000 and $3,133,000 at the mini-warehouse facilities for the three months ended June 30, 1995 and 1994, respectively, representing a decrease of $50,000. Rental income for 1994 includes $124,000 (none in 1995) relating to the condemned facility. Accordingly, for those facilities which were in operation throughout the second quarter of 1994 and 1995, rental income increased from $3,060,000 to $3,133,000 for the three months ended June 30, 1994 and 1995, respectively, representing an increase of $73,000, or 2%. Rental income at the Partnership's business park facilities increased from $554,000 to $604,000

                             PS PARTNERS II, LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


for the three months ended June 30, 1994 and 1995, respectively, representing an increase of $50,000 or 9%.

   The weighted average occupancy levels at the mini-warehouse and business park facilities were 90% and 96%, respectively, for the six months ended June 30, 1995 compared to 92% and 95% respectively, for the six months ended June 30, 1994. The monthly average realized rent per square foot for the mini-warehouse and business park facilities was $.58 and $.80, respectively, for the six months ended June 30, 1995 and $.55 and $.69, respectively, for the six months ended June 30, 1994.


   Cost of operations (including management fees) were $2,795,000 and $2,898,000 for the six months ended June 30, 1995 and 1994, respectively, representing a decrease of $103,000. Cost of operations for the first six months in 1994, for the condemned facility were $91,000, accordingly, cost of operations for the remaining facilities decreased $12,000. Cost of operations (including management fees) were $1,408,000 and $1,476,000 for the three months ended June 30, 1995 and 1994, respectively, representing a decrease of $68,000. Cost of operations for the three months ended June 30, 1994, for the condemned facility were $40,000, accordingly, cost of operations for the remaining facilities decreased $28,000 or 2%.


   Interest expense decreased approximately $157,000 from $246,000 to $89,000 for the six months ended June 30, 1994 and 1995, respectively, as a result of overall debt reduction.


   General and administrative expenses increased from $120,000 in 1994 to $145,000 in 1995 or $25,000. This increase is principally a result of non-recurring expenses totaling $43,000 incurred in connection with having the Partnership's facilities undergo environmental studies.


   Minority interest in income decreased $64,000 to $754,000 from $818,000 for the six months ended June 30, 1995 and 1994, respectively. These decreases were primarily attributable to the increased allocation of depreciation expense to the minority interest which offsets the increase in operations at the Partnership's real estate facilities for those properties owned jointly with SEI.

                             PS PARTNERS II, LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Liquidity and Capital Resources
-------------------------------

   The Partnership has adequate sources of cash to finance its operations, both on a short-term and long-term basis, primarily from internally generated cash from property operations and cash reserves. Cash generated from operations ($4,450,000 for the six months ended June 30, 1995) has been sufficient to meet all current obligations of the Partnership.


   During 1995, the Partnership anticipates approximately $800,000 of capital improvements (of which $123,000 represents SEI's joint venture share). Total capital improvements were $206,000 for the six months ended June 30, 1995 of which $179,000 represents the Partnership's share.


   The Partnership paid distributions to the limited and general partners totaling $3,565,000 ($27.85 per unit) and $435,000, respectively, during the first six months of 1995, including a special distribution in the second quarter. The special distribution, totaling $1,782,000 ($13.92 per unit), was a
result of the distributions of excess cash reserves.   Future distribution rates
may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

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


                                            DATED:  August 8, 1995

                                                    PS PARTNERS II, LTD.

                                            BY:     Storage Equities, Inc.
                                                    General Partner



                                            BY:     /s/ Ronald L. Havner, Jr.
                                                    -------------------------
                                                    Ronald L. Havner, Jr.
                                                    Vice President - Storage
                                                     Equities, Inc.
                                                     (principal financial and
                                                     accounting officer)