Form 10-Q
period 1995-09-30
PS PARTNERS II LTD
filed 1995-11-13
CIK 727069

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the period ended September 30, 1995
                          ------------------

                                       or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

     For the transition period from ____________________  to  _________________


     Commission File Number 0-11981
                            -------


                             PS PARTNERS II, LTD.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         California                                        95-3878680
         ----------                                        ----------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                        Identification Number)

        600 North Brand Blvd.
        Glendale, California                               91203-1241
        --------------------                               ----------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code:  (818) 244-8080
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

                           Yes    X        No
                                -----          -----

                                     INDEX


PART I.   FINANCIAL INFORMATION

     Condensed consolidated balance sheets at September 30,
       1995 and December 31, 1994                                           2

     Condensed consolidated statements of income for the three and nine
       months ended September 30, 1995 and 1994                             3

     Condensed consolidated statements of cash flows for the nine
       months ended September 30, 1995 and 1994                             4

     Notes to condensed consolidated financial statements                   5

     Management's discussion and analysis of financial condition
       and results of operations                                          6-8

PART II.  OTHER INFORMATION

     (Items 1 through 5 are not applicable)

     Item 6 - Exhibits and Reports on Form 8-K                              9


                             PS PARTNERS II, LTD.,
                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                           September 30,    December 31,
                                                1995            1994
                                           -------------    ------------
                                            (Unaudited)
               ASSETS

Cash and cash equivalents                   $    563,000    $  3,258,000

Rent and other receivables                        56,000          28,000

Real estate facilities, at cost:
     Land                                     17,414,000      17,414,000
     Buildings and equipment                  71,691,000      71,183,000
                                            ------------    ------------
                                              89,105,000      88,597,000

     Less accumulated depreciation           (33,340,000)    (30,887,000)
                                            ------------    ------------
                                              55,765,000      57,710,000

Other assets                                     167,000         153,000
                                            ------------    ------------
                                            $ 56,551,000    $ 61,149,000
                                            ============    ============

LIABILITIES AND PARTNERS' EQUITY


Accounts payable                            $    586,000    $    433,000

Advance payments from renters                    450,000         439,000

Mortgage notes payable                         2,286,000       2,326,000

Minority interest in general
 partnerships                                 13,817,000      14,001,000

Partners' equity:
     Limited partners' equity,  $500
      per unit, 128,000 units authorized,
      issued and outstanding                  38,936,000      43,430,000

     General partner's equity                    476,000         520,000
                                            ------------    ------------
Total partners' equity                        39,412,000      43,950,000
                                            ------------    ------------
                                            $ 56,551,000    $ 61,149,000
                                            ============    ============

                            See accompanying notes.

                             PS PARTNERS II, LTD.,
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)




                                               Three Months Ended             Nine Months Ended
                                                  September 30,                 September 30,
                                            ------------------------    ------------------------------
                                                1995         1994           1995             1994
                                            ----------    ----------    -----------     --------------
REVENUE:

Rental income                               $3,818,000    $3,831,000    $11,145,000     $11,126,000
Interest income                                 36,000        15,000        149,000          29,000
                                            ----------    ----------    -----------     -----------
                                             3,854,000     3,846,000     11,294,000      11,155,000
                                            ----------    ----------    -----------     -----------
COSTS AND EXPENSES:

Cost of operations                           1,223,000     1,193,000      3,590,000       3,664,000
Management fees                                223,000       224,000        651,000         651,000
Depreciation and amortization                  850,000       836,000      2,452,000       2,593,000
Interest expense                                45,000        17,000        134,000         263,000
Administrative                                  29,000        34,000        174,000         154,000
                                            ----------    ----------    -----------     -----------
                                             2,370,000     2,304,000      7,001,000       7,325,000
                                            ----------    ----------    -----------     -----------
Income before minority interest              1,484,000     1,542,000      4,293,000       3,830,000

Minority interest in income                    377,000       477,000      1,131,000       1,295,000
                                            ----------    ----------    -----------     -----------
NET INCOME                                  $1,107,000    $1,065,000    $ 3,162,000     $ 2,535,000
                                            ==========    ==========    ===========     ===========
Limited partners' share of net income
     ($18.50 per unit in 1995 and $18.70
     per unit in 1994)                                                  $ 2,368,000     $ 2,394,000
General partner's share of net income                                       794,000         141,000
                                                                        -----------     -----------
                                                                        $ 3,162,000     $ 2,535,000
                                                                        ===========     ===========


                            See accompanying notes.

                             PS PARTNERS II, LTD.,
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                Nine Months Ended
                                                  September 30,
                                        -----------------------------
                                               1995           1994
                                           -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income                            $ 3,162,000    $ 2,535,000

     Adjustments to reconcile net
      income to net cash provided by
      operating activities

          Depreciation and amortization      2,452,000      2,593,000
          Increase in rent and other
           receivables                         (28,000)        (2,000)
          Increase in other assets             (14,000)        (1,000)
          Increase in accounts payable         154,000        247,000
          Increase (decrease) in
           advance payments from renters        11,000         (1,000)
          Minority interest in income        1,131,000      1,295,000
                                           -----------    -----------

               Total adjustments             3,706,000      4,131,000
                                           -----------    -----------
               Net cash provided by
                operating activities         6,868,000      6,666,000
                                           -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

     Additions to real estate facilities      (508,000)      (577,000)
                                           -----------    -----------
               Net cash used in
                investing activities          (508,000)      (577,000)
                                           -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

     Principal payments on mortgage
      notes payable                            (40,000)    (4,946,000)
     Distributions to holder of
      minority interest                     (1,315,000)      (434,000)
     Distributions to partners              (7,700,000)    (1,181,000)
                                           -----------    -----------
               Net cash used in
                financing activities        (9,055,000)    (6,561,000)
                                           -----------    -----------
Net decrease in cash and cash
 equivalents                                (2,695,000)      (472,000)

Cash and cash equivalents at the
 beginning of the period                     3,258,000      1,083,000
                                           -----------    -----------
Cash and cash equivalents at the end of
 the period                                $   563,000    $   611,000
                                           ===========    ===========

                           See accompanying notes.

                              PS PARTNERS II, LTD.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995
                                  (UNAUDITED)


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

2. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at September 30, 1995, the results of operations for the three and nine months ended September 30, 1995 and 1994 and cash flows for the nine months then ended.

3. The results of operations for the three and nine months ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.

                             PS PARTNERS II, LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:
----------------------

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1994:

   The Partnership's net income was $3,162,000 and $2,535,000 for the nine months ended September 30, 1995 and 1994, respectively, representing an increase of $627,000. Net income was $1,107,000 and $1,065,000 for the three months ended September 30, 1995 and 1994, respectively, representing an increase of $42,000. These increases were primarily due to improved property operating results at the Partnership's business park facilities combined with reductions in depreciation and interest expenses, partially offset by an increase in administrative expenses. During the fourth quarter of fiscal 1994, a mini-warehouse facility was condemned by a governmental authority exercising its right of eminent domain.

   Net property income for the nine months ended September 30, 1995 was $6,904,000 compared to $6,811,000 for the same period in 1994, representing an increase of $93,000. However, net property income for 1994 includes $245,000 (none in 1995) relating to the condemned mini-warehouse facility. Accordingly, for those facilities which were in operation throughout both the first nine months of 1994 and 1995, net property income increased $338,000, or 5%. Net property income for the three months ended September 30, 1995 was $2,372,000 compared to $2,414,000 for the same period in 1994, representing a decrease of $42,000. However, net property income for 1994 includes $93,000 (none in 1995) relating to the condemned mini-warehouse facility. Accordingly, for those facilities which were in operation throughout both the third quarter of 1994 and 1995, net property income increased $51,000, or 2%.

   Rental income for the nine months ended September 30, 1995 was $11,145,000 compared to $11,126,000 for the same period in 1994, representing an increase of $19,000. Rental income for the condemned facility for the first nine months in 1994 was $374,000, accordingly, rental income for the remaining facilities increased $393,000, or 4%. Rental income for the three months ended September 30, 1995 was $3,818,000 compared to $3,831,000 for the same period in 1994, representing a decrease of $13,000. Rental income for the condemned facility for the three months ended September 30, 1994 was $131,000, accordingly, rental income for the remaining facilities increased $118,000, or 3%.

   The increases in rental income were the result of increased average realized rental rates at the Partnership's mini-warehouse and business park facilities combined with increased occupancy levels at the business park facilities, partially offset by a decrease in occupancy levels at the mini-warehouse

                             PS PARTNERS II, LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

facilities. The weighted average occupancy levels at the mini-warehouse and business park facilities were 91% and 97%, respectively, for the nine months ended September 30, 1995 compared to 92% and 96% respectively, for the nine months ended September 30, 1994. The monthly average realized rent per square foot for the mini-warehouse and business park facilities was $.58 and $.80, respectively, for the nine months ended September 30, 1995 and $.56 and $.70, respectively, for the nine months ended September 30, 1994.

   Rental income was $9,384,000 compared to $9,515,000 at the mini-warehouse facilities for the nine months ended September 30, 1995 and 1994, respectively, representing a decrease of $131,000. Rental income for the condemned facility for the first nine months in 1994 was $374,000, accordingly, rental income for the remaining facilities increased $243,000, or 3%. Rental income was $3,214,000 and $3,286,000 at the mini-warehouse facilities for the three months ended September 30, 1995 and 1994, respectively, representing a decrease of $72,000. Rental income for the condemned facility for the three months ended September 30, 1994 was $131,000, accordingly, rental income for the remaining facilities increased $59,000, or 2%.

   Rental income at the Partnership's business park facilities increased $150,000, or 9%, from $1,611,000 to $1,761,000 for the nine months ended
September 30, 1994 and 1995, respectively. Rental income at the Partnership's business park facilities increased $59,000, or 11%, from $545,000 to $604,000 for the three months ended September 30, 1994 and 1995, respectively.

   Cost of operations (including management fees) was $4,241,000 and $4,315,000 for the nine months ended September 30, 1995 and 1994, respectively, representing a decrease of $74,000. Cost of operations for the condemned facility for the first nine months in 1994 was $129,000, accordingly, cost of operations for the remaining facilities increased $55,000. Cost of operations (including management fees) was $1,446,000 and $1,417,000 for the three months ended September 30, 1995 and 1994, respectively, representing an increase of $29,000. Cost of operations for the condemned facility for the three months ended September 30, 1994 was $38,000, accordingly, cost of operations for the remaining facilities increased $67,000 or 5%.

   Interest expense decreased approximately $129,000 from $263,000 to $134,000 for the nine months ended September 30, 1994 and 1995, respectively, as a result of overall debt reduction.

                             PS PARTNERS II, LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Administrative expenses increased $20,000 from $154,000 in 1994 to $174,000 in 1995. This increase is principally a result of non-recurring expenses totaling $43,000 incurred in connection with having the Partnership's facilities undergo environmental studies.

   Minority interest in income decreased $164,000 from $1,295,000 to $1,131,000 for the nine months ended September 30, 1995 and 1994, respectively. This decrease was primarily attributable to the allocation of depreciation and amortization expense (pursuant to the partnership agreement with respect to those real estate facilities which are jointly owned with SEI) to SEI of $243,000 for the nine months ended September 30, 1995 compared to $59,000 for the same period in 1994, partially offset by an increase in operations at the Partnership's real estate facilities owned jointly with SEI.

Liquidity and Capital Resources
-------------------------------

   The Partnership has adequate sources of cash to finance its operations, both on a short-term and long-term basis, primarily from internally generated cash from property operations and cash reserves. Cash generated from operations ($6,868,000 for the nine months ended September 30, 1995) has been sufficient to meet all current obligations of the Partnership.

   During 1995, the Partnership anticipates approximately $800,000 of capital improvements (of which $123,000 represents SEI's joint venture share). Total capital improvements were $508,000 for the nine months ended September 30, 1995 of which $431,000 represents the Partnership's share.

   The Partnership paid distributions to the limited and general partners totaling $6,862,000 ($53.61 per unit) and $838,000, respectively, during the first nine months of 1995, including special distributions in the second and third quarters. The special distributions, totaling $4,009,000 ($31.32 per unit) to the limited partners and $490,000 to the general partners, were a result of distributions of excess cash reserves. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

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


                              DATED:    November 10, 1995

                                        PS PARTNERS II, LTD.

                              BY:       Storage Equities, Inc.
                                        General Partner



                              BY:          /s/ Ronald L. Havner, Jr.
                                        ---------------------------------------
                                        Ronald L. Havner, Jr.
                                        Vice President - Storage Equities, Inc.
                                          (principal financial and accounting
                                          officer)