Form 10-Q
period 1996-03-31
PS PARTNERS II LTD
filed 1996-05-15
CIK 727069

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 1996
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from                to
                              ---------------   -----------------

Commission File Number 0-11981
                       -------


                              PS PARTNERS II, LTD.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


           California                                        95-3878680
- -------------------------------                        ------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                         Identification Number)

         701 Western Avenue
      Glendale, California                                         91201-2394
- ----------------------------------------               ------------------------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code:  (818) 244-8080
                                                     ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X No
                                       --   --

                                      INDEX



PART I.   FINANCIAL INFORMATION

         Condensed consolidated balance sheets at March 31, 1996
               and December 31, 1995                                       2

         Condensed consolidated statements of income for the three
              months ended March 31, 1996 and 1995                         3

         Condensed consolidated statements of cash flows for the three
              months ended March 31, 1996 and 1995                         4

         Notes to condensed consolidated financial statements              5

         Management's discussion and analysis of financial condition
              and results of operations                                  6-8

PART II.  OTHER INFORMATION

         (Items 1 through 5 are not applicable)

         Item 6 - Exhibits and Reports on Form 8-K                         9

                              PS PARTNERS II, LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                March 31,                December 31,
                                                                                   1996                      1995
                                                                          -----------------------   -----------------------
                                                                               (Unaudited)
                                    ASSETS
                                    ------


      Cash and cash equivalents                                                          548,000                   904,000

      Rent and other receivables                                                          15,000                    85,000


      Real estate facilities, at cost:
           Land                                                                       17,414,000                17,414,000
           Buildings and equipment                                                    72,105,000                71,986,000
                                                                          -----------------------   -----------------------
                                                                                      89,519,000                89,400,000

           Less accumulated depreciation                                            (35,036,000)              (34,181,000)
                                                                          -----------------------   -----------------------
                                                                                      54,483,000                55,219,000

      Other assets                                                                       167,000                   163,000
                                                                          -----------------------   -----------------------

                                                                              $       55,213,000        $       56,371,000
                                                                          =======================   =======================



                       LIABILITIES AND PARTNERS' EQUITY
                       --------------------------------


      Accounts payable                                                        $          514,000          $        648,000

      Advance payments from renters                                                      480,000                   433,000

      Mortgage notes payable                                                                   -                 2,260,000

      Minority interest in general partnerships                                       15,195,000                13,797,000

      Partners' equity:
           Limited partners' equity,  $500 per unit, 128,000
                units authorized, issued and outstanding                              38,553,000                38,760,000
           General partner's equity                                                      471,000                   473,000
                                                                          -----------------------   -----------------------
                                                                                      39,024,000                39,233,000
                                                                          -----------------------   -----------------------

      Total partners' equity                                                   $      55,213,000        $       56,371,000
                                                                          =======================   =======================

                            See accompanying notes.

                              PS PARTNERS II, LTD.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                    Three Months Ended
                                                          March 31,
                                                ------------------------------
                                                     1996              1995
                                                ---------------     ------------


   REVENUE:

   Rental income                               $  3,763,000        $  3,589,000
   Interest income                                   12,000              55,000
                                           -----------------   -----------------
                                                  3,775,000           3,644,000
                                           -----------------   -----------------


   COSTS AND EXPENSES:

   Cost of operations                             1,312,000           1,177,000

   Management fees                                  220,000             210,000

   Depreciation and amortization                    855,000             810,000

   Interest expense                                  14,000              45,000

   Administrative                                    17,000              56,000
                                           -----------------   -----------------
                                                  2,418,000           2,298,000
                                           -----------------   -----------------


   Income before minority interest                1,357,000           1,346,000


   Minority interest in income                      365,000             374,000
                                           -----------------   -----------------


   NET INCOME                                $      992,000      $      972,000
                                           =================   =================

   Limited partners' share of net income
        ($6.74 per unit in 1996 and $6.90
        per unit in 1995)                    $      863,000      $      883,000
   General partner's share of net income            129,000              89,000
                                           -----------------   -----------------

                                             $      992,000      $      972,000
                                           =================   =================



                            See accompanying notes.
                                       3

                              PS PARTNERS II, LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                        --------------------------------------------------
                                                                                1996                         1995
                                                                        ----------------------       ---------------------

Cash flows from operating activities:

     Net income                                                       $          992,000          $          972,000

     Adjustments to reconcile net income to net cash provided by operating activities

          Depreciation and amortization                                           855,000                     810,000

          Decrease in rent and other receivables                                   70,000                       3,000

          Increase in other assets                                                (4,000)                     (8,000)

          Decrease in accounts payable                                          (134,000)                    (87,000)

          Increase in advance payments from renters                                47,000                       9,000

          Minority interest in income                                             365,000                     374,000
                                                                    ----------------------       ---------------------


               Total adjustments                                               1,199,000                   1,101,000
                                                                   ----------------------       ---------------------


               Net cash provided by operating activities                       2,191,000                   2,073,000
                                                                   ----------------------       ---------------------

Cash flows from investing activities:

     Additions to real estate facilities                                       (119,000)                    (31,000)
                                                                   ----------------------       ---------------------

               Net cash used in investing activities                           (119,000)                    (31,000)
                                                                   ----------------------       ---------------------

Cash flows from financing activities:

     Principal payments on mortgage notes payable                            (2,260,000)                     (8,000)

     Distributions to holder of minority interest                              (405,000)                   (432,000)

     Contribution from holder of minority interest                             1,438,000                           -

     Distributions to partners                                               (1,201,000)                   (800,000)
                                                                   ----------------------       ---------------------

               Net cash used in financing activities                         (2,428,000)                 (1,240,000)
                                                                   ----------------------       ---------------------

Net (decrease) increase in cash and cash equivalents                           (356,000)                     802,000


Cash and cash equivalents at the beginning of the period                         904,000                   3,258,000
                                                                   ----------------------       ---------------------


Cash and cash equivalents at the end of the period                    $          548,000            $      4,060,000
                                                                   ======================       =====================


                       See accompanying notes.
                                  4

                              PS PARTNERS II, LTD.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (UNAUDITED)


  1. The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the
       Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures contained herein are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes appearing in the Partnership's Form 10-K for the year ended December 31, 1995.

  2. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at March 31, 1996, the results of operations for the three months ended March 31, 1996 and 1995 and cash flows for the three months then ended.

  3. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

                              PS PARTNERS II, LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:
- ----------------------

Three months ended March 31, 1996 compared to three months ended March 31, 1995:

     The Partnership's net income for the three months ended March 31, 1996 was $992,000 compared to $972,000 for the three months ended March 31, 1995, representing an increase of $20,000 or 2%. This increase was primarily attributable to increased property operating results at the Partnership's business park facilities combined with decreases in administrative and interest expenses, partially offset by an increase in depreciation expense, combined with a decrease in interest income.

     Property net operating income (rental income less cost of operations and management fees and excluding depreciation expense) increased approximately $29,000 for the three months ended March 31, 1996 compared to the three months ended March 31, 1995, as rental income increased by $174,000 or 5%, and cost of operations (including management fees) increased by $145,000 or 11%.

     Rental income for the Partnership's mini-warehouse operations was $3,149,000 compared to $3,036,000 for the three months ended March 31, 1996 and 1995, respectively, representing an increase of $113,000 or 4%. The increase in rental income was primarily attributable to increased rental rates at the Partnership's mini-warehouse facilities. The monthly average realized rent per square foot for the mini-warehouse facilities was $.60 compared to $.57 for the three months ended March 31, 1996 and 1995, respectively. The weighted average occupancy levels at the mini-warehouse facilities remained stable at 89% for both of the three month periods ended March 31, 1995 and 1996. Cost of operations (including management fees) increased $116,000 or 11% to $1,206,000 from $1,090,000 for the three months ended March 31, 1996 and 1995, respectively. This increase was primarily the result of increases in repairs and maintenance, utilities and property tax expenses. Accordingly, for the Partnership's mini-warehouse operations, property net operating income decreased by $3,000 from $1,946,000 to $1,943,000 for the three months ended March 31, 1995 and 1996, respectively.

     Rental income for the Partnership's business parks operations was $614,000 compared to $553,000 for the three months ended March 31, 1996 and 1995, respectively, representing an increase of $61,000 or 11%. The monthly average realized rent per square foot for the business park facilities was $.79 compared to $.76 for the three months ended March 31, 1996 and 1995, respectively. The weighted average occupancy level at the business park facilities remained stable at 96% for both three month periods ended March 31, 1996 and 1995. Cost of operations (including management fees) increased $29,000 or 10% to $326,000 from $297,000 for the three months ended March 31, 1996 and 1995, respectively. This increase is primarily the result of an increase in utility expense. Accordingly, for the Partnership's business park facilities, property net operating income increased by $32,000 or 13% from $256,000 to $288,000 for the three months ended March 31, 1995 and 1996, respectively.

     Minority interest in income was $365,000 in 1996 compared to $374,000 in 1995, representing a decrease of $9,000, or 2%. This decrease was primarily attributed to the allocation of depreciation and amortization expense (pursuant to the partnership agreement with respect to those real estate facilities which are jointly owned by Public Storage, Inc.) ("PSI") to PSI of $90,000 compared to $65,000 for the three months ended March 31, 1996 and 1995, respectively.

     In March 1996, the Partnership retired early its remaining mortgage note payable; consequently, interest expense decreased approximately $31,000 from $45,000 to $14,000 for the three months ended March 31, 1995 and 1996, respectively.

     Administrative expenses decreased $39,000 from $56,000 in 1995 to $17,000 in 1996. This decrease is principally attributable to decreases in state income tax provisions, investor services expenses, and accounting expenses.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

     The Partnership has adequate sources of cash to finance its operations, both on a short-term and long-term basis, primarily from internally generated cash from property operations and cash reserves. Cash generated from operations ($2,191,000 for the three months ended March 31, 1996) has been sufficient to meet all current obligations of the Partnership.

     During 1996, the Partnership anticipates approximately $1,303,000 of capital improvements (of which $221,000 represents PSI's joint venture share). The anticipated increase in capital improvements in 1996 is mainly due to $351,000 of budgeted improvements at the Partnership's business parks; specifically, remodeling of common areas, resurfacing of a parking lot and tenant improvements to vacated spaces on terminated leases. During 1995, the Partnership's property manager commenced a program to enhance the visual appearance of the mini-warehouse facilities managed by it. Such enhancements will include new signs, exterior color schemes, and improvements to the rental offices. Included in the 1996 capital improvement budget are estimated costs of $223,000 for such enhancements. Total capital improvements were $119,000 for the three months ended March 31, 1996 of which $107,000 represents the Partnership's share.

     The Partnership paid distributions to the limited and general partners totaling $1,070,000 ($8.36 per unit) and $131,000, respectively, during the first three months of 1996. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

                           PART II. OTHER INFORMATION

ITEMS 1 through 5 are not applicable.

Item 6   Exhibits and Reports on Form 8-K

      (a)The following Exhibits are included herein:

         (27)    Financial Data Schedule

      (b) Form 8-K
          none


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                DATED: May 14, 1996

                                      PS PARTNERS II, LTD.

                                BY:   Public Storage, Inc.
                                      General Partner

                                BY:   /s/ Ronald L. Havner, Jr.
                                      ----------------------------------------
                                      Senior Vice President and Chief Financial
                                      Officer of Public Storage, Inc.
                                      (Principal financial officer)



                                BY:   /s/ John Reyes
                                      ----------------------------------------
                                      Vice President and Controller
                                      of Public Storage, Inc.
                                      Principal accounting officer)