Form 10-Q
period 1996-06-30
PS PARTNERS II LTD
filed 1996-08-13
CIK 727069

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from           to
                              -----------  -----------

Commission File Number 0-11981
                       -------

                              PS PARTNERS II, LTD.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           California                                              95-3878680
- ----------------------------------------                  ---------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                            Identification Number)

        701 Western Avenue
       Glendale, California                                          91201-2394
- ----------------------------------------                  ---------------------
(Address of principal executive offices)                             (Zip Code)


Registrant's telephone number, including area code:  (818) 244-8080
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

                                    Yes X No
                                       --   --

                                      INDEX



PART I.   FINANCIAL INFORMATION

   Condensed consolidated balance sheets at June 30, 1996
      and December 31, 1995                                                    2

   Condensed consolidated statements of income for the three and six
     months ended June 30, 1996 and 1995                                       3

   Condensed consolidated statements of cash flows for the six
     months ended June 30, 1996 and 1995                                       4

   Notes to condensed consolidated financial statements                        5

   Management's discussion and analysis of financial condition
     and results of operations                                               6-8

PART II.  OTHER INFORMATION

   (Items 1 through 5 are not applicable)

   Item 6 - Exhibits and Reports on Form 8-K                                   9

                              PS PARTNERS II, LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                       June 30,              December 31,
                                                                         1996                    1995
                                                                -----------------------  ---------------------
                                                                     (Unaudited)
                                     ASSETS


      Cash and cash equivalents                                       $      1,016,000       $        904,000

      Rent and other receivables                                                19,000                 85,000

      Real estate facilities, at cost:
           Land                                                             17,414,000             17,414,000
           Buildings and equipment                                          72,330,000             71,986,000
                                                                -----------------------  ---------------------
                                                                            89,744,000             89,400,000

           Less accumulated depreciation                                  (35,897,000)           (34,181,000)
                                                                -----------------------  ---------------------
                                                                            53,847,000             55,219,000

      Other assets                                                             200,000                163,000
                                                                -----------------------  ---------------------

                                                                         $  55,082,000         $   56,371,000
                                                                =======================  =====================


                        LIABILITIES AND PARTNERS' EQUITY


      Accounts payable                                                $        621,000       $        648,000

      Advance payments from renters                                            485,000                433,000

      Mortgage notes payable                                                         -              2,260,000

      Minority interest in general partnerships                             15,143,000             13,797,000

      Partners' equity:
           Limited partners' equity,  $500 per unit, 128,000
                units authorized, issued and outstanding                    38,366,000             38,760,000
           General partners' equity                                            467,000                473,000
                                                                -----------------------  ---------------------

      Total partners' equity                                                38,833,000             39,233,000
                                                                -----------------------  ---------------------

                                                                          $ 55,082,000         $   56,371,000
                                                                =======================  =====================


                             See accompanying notes.
                                        2


                              PS PARTNERS II, LTD.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                   Three Months Ended                         Six Months Ended
                                                        June 30,                                  June 30,
                                         ----------------------------------------   ------------------------------------
                                                1996                  1995                1996                1995
                                         --------------------   -----------------   ------------------  -----------------


 REVENUE:

 Rental income                               $     3,820,000      $    3,738,000       $    7,583,000     $    7,327,000
 Interest income                                      11,000              58,000               23,000            113,000
                                         --------------------   -----------------   ------------------  -----------------
                                                   3,831,000           3,796,000            7,606,000          7,440,000
                                         --------------------   -----------------   ------------------  -----------------

 COSTS AND EXPENSES:

 Cost of operations                                1,248,000           1,190,000            2,560,000          2,367,000

 Management fees                                     223,000             218,000              443,000            428,000

 Depreciation and amortization                       861,000             792,000            1,716,000          1,602,000

 Interest expense                                          -              44,000               14,000             89,000

 Administrative                                       69,000              89,000               86,000            145,000
                                         --------------------   -----------------   ------------------  -----------------
                                                   2,401,000           2,333,000            4,819,000
                                                                                                               4,631,000
                                         --------------------   -----------------   ------------------  -----------------

 Income before minority interest                   1,430,000           1,463,000            2,787,000          2,809,000

 Minority interest in income                       (419,000)           (380,000)            (784,000)          (754,000)
                                         --------------------   -----------------   ------------------  -----------------

 NET INCOME                                  $     1,011,000      $    1,083,000       $    2,003,000     $    2,055,000
                                         ====================   =================   ==================  =================

 Limited partners' share of net income
      ($13.63 per unit in 1996 and $12.80
      per unit in 1995)                                                                 $   1,745,000     $    1,638,000

 General partners' share of net income                                                        258,000            417,000
                                                                                    ------------------  -----------------
                                                                                        $   2,003,000     $    2,055,000
                                                                                    ==================  =================


                             See accompanying notes.
                                        3

                              PS PARTNERS II, LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                     Six Months Ended
                                                                                         June 30,
                                                                        --------------------------------------------
                                                                                1996                   1995
                                                                        ----------------------   -------------------

     Cash flows from operating activities:

          Net income                                                             $  2,003,000          $  2,055,000

          Adjustments to reconcile net income to net cash provided by operating activities

               Depreciation and amortization                                        1,716,000             1,602,000
               Decrease (increase) in rent and other receivables                       66,000               (11,000)
               Increase in other assets                                               (37,000)               (2,000)
               (Decrease) increase in accounts payable                                (27,000)                8,000
               Increase in advance payments from renters                               52,000                44,000
               Minority interest in income                                            784,000               754,000
                                                                        ----------------------   -------------------
                    Total adjustments                                               2,554,000             2,395,000
                                                                        ----------------------   -------------------

                    Net cash provided by operating activities                       4,557,000             4,450,000
                                                                        ----------------------   -------------------

     Cash flows used in investing activities:

          Additions to real estate facilities                                       (344,000)             (206,000)
                                                                        ----------------------   -------------------

                    Net cash used in investing activities                           (344,000)             (206,000)
                                                                        ----------------------   -------------------

     Cash flows used in financing activities:

          Principal payments on mortgage notes payable                            (2,260,000)              (27,000)
          Distributions to holder of minority interest                              (876,000)             (862,000)
          Contribution from holder of minority interest                             1,438,000                     -
          Distributions to partners                                               (2,403,000)           (4,000,000)

                                                                        ----------------------   -------------------
                    Net cash used in financing activities                         (4,101,000)           (4,889,000)

                                                                        ----------------------   -------------------
     Net increase (decrease) in cash and cash equivalents                             112,000             (645,000)

     Cash and cash equivalents at the beginning of the period                         904,000             3,258,000
                                                                        ----------------------   -------------------

     Cash and cash equivalents at the end of the period                         $   1,016,000         $   2,613,000
                                                                        ======================   ===================

                             See accompanying notes.
                                        4

                              PS PARTNERS II, LTD.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (UNAUDITED)


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

2. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at June 30, 1996, the results of operations for the three and six months ended June 30, 1996 and 1995 and cash flows for the six months then ended.

3. The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

                              PS PARTNERS II, LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations:
- ----------------------

Three months ended June 30, 1996 compared to three ended June 30, 1995:

     The Partnership's net income was $1,011,000 and $1,083,000 for the three months ended June 30, 1996 and 1995, respectively, representing a decrease of $72,000, or 7%. This decrease was due to increases in depreciation expense and minority interest in income and decreases in interest income, partially offset by improved property operating results at the Partnership's mini-warehouse facilities and reductions in interest and general and administrative expenses.

     Net property income at the Partnership's mini-warehouse and business park facilities (rental income less cost of operations and management fees and excluding depreciation) for the three months ended June 30, 1996 increased $19,000 or 1%, as rental income increased $82,000 or 2%, and costs of operations (including management fees and excluding depreciation expense) increased $63,000 or 5% compared to the same period in 1995. The slight improvement in property net operating income was due to improved operations at the Partnership's mini-warehouse facilities where net operating income improved 6%, partially offset by a decrease in the operating results at the business park facilities where net operating income decreased 31%.

     Rental income for the Partnership's mini-warehouse operations was $3,264,000 compared to $3,133,000 for the three months ended June 30, 1996 and 1995, respectively, representing an increase of $131,000, or 4%. This increase was primarily attributable to increased rental rates and weighted average occupancy levels. The monthly average realized rent per square foot for the mini-warehouse facilities was $.60 compared to $.58 for the three months ended June 30, 1996 and 1995, respectively. The weighted average occupancy levels at the mini-warehouse facilities was 92% compared to 91% for the three months ended June 30, 1996 and 1995, respectively. Cost of operations (including management fees) for the mini-warehouses increased $18,000 or 2%, to $1,127,000 from $1,109,000 for the three months ended June 30, 1996 and 1995, respectively. This increase is primarily due to increases in repairs and maintenance, advertising and property tax expenses. Accordingly, for the Partnership's mini-warehouse operations, property net operating income increased $113,000 or 6% from $2,024,000 to $2,137,000 for the three months ended June 30, 1995 and 1996, respectively.

     Rental income for the Partnership's business park operations decreased $49,000, or 8% to $556,000 from $605,000 for the three months ended June 30, 1996 and 1995, respectively. The decrease in rental income is primarily attributable to a decrease in the occupancy level at the Lakewood, California business park. During the first quarter of 1996, a major tenant vacated the facility following the termination of their lease. The Partnership is actively marketing the facility, and expects the occupancy level to improve during 1996. The weighted average occupancy levels at the business park facilities was 95% compared to 96% for the three months ended June 30, 1996 and 1995, respectively. The monthly average realized rent per square foot for the business park facilities was $.77 compared to $.83 for the three months ended June 30, 1996 and 1995, respectively. Cost of operations (including management fees) for the business parks increased $45,000 or 15%, to $344,000 from $299,000 for the three months ended June 30, 1996 and 1995, respectively. This increase is primarily due to increases in payroll, utilities, repairs and maintenance expenses and property taxes. Accordingly, for the Partnership's business park facilities, property net operating income decreased by $94,000 or 31%, from $306,000 to $212,000 for the six months ended June 30, 1995 and 1996, respectively.

     As a result of the early retirement of mortgage debt during the first quarter of 1996, the Partnership did not incur interest expense during the second quarter of 1996 compared to $44,000 for the three months ended June 30, 1995.

                              PS PARTNERS II, LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Administrative expenses decreased $20,000 from $89,000 for the three months ended June 30, 1995 to $69,000 for the same period in 1996. This decrease is principally a result of a non-recurring expense in 1995, totaling $43,000, incurred in connection with environmental assessments of the Partnership's facilities, partially offset by increases in accounting fees and refinancing costs.

     Minority interest in income increased $39,000 from $380,000 to $419,000 for the three months ended June 30, 1995 and 1996, respectively. This increase is primarily attributable to an increase in operations at the Partnership's real estate facilities owned jointly with Public Storage, Inc. ("PSI"), partially offset by the allocation of depreciation and amortization expense (pursuant to the partnership agreement with respect to those real estate facilities which are jointly owned with PSI) to PSI of $90,000 for the three months ended June 30, 1996 compared to $83,000 for the same period in 1995.



Six months ended June 30, 1996 compared to six ended June 30, 1995:

         The Partnership's net income was $2,003,000 and $2,055,000 for the six months ended June 30, 1996 and 1995, respectively, representing a decrease of $52,000, or 3%. This decrease was due to increases in depreciation expense and minority interest in income and decreases in interest income, partially offset by improved property operating results at the Partnership's mini-warehouse facilities and reductions in interest and general and administrative expenses.

         Property net property income (rental income less cost of operations and management fees and excluding depreciation) for the six months ended June 30, 1996 increased $48,000 or 1%, as rental income increased $256,000 or 4%, and costs of operations (including management fees and excluding depreciation expense) increased $208,000 or 7% compared to the same period in 1995. The slight improvement in property net operating income was due to improved operations at the Partnership's mini-warehouse facilities where net operating income improved 3%, partially offset by a decrease in the operating results at the business park facilities where net operating income decreased 11%.

     Rental income for the Partnership's mini-warehouse operations was $6,413,000 compared to $6,170,000 for the six months ended June 30, 1996 and 1995, respectively, representing an increase of $243,000, or 4%. This increase was primarily attributable to increased rental rates. The weighted average occupancy levels at the mini-warehouse facilities was 90% for both the six months ended June 30, 1996 and 1995. The monthly average realized rent per square foot for the mini-warehouse facilities was $.60 compared to $.58 for the six months ended June 30, 1996 and 1995, respectively. Costs of operations (including management fees) for the mini-warehouses increased $133,000 or 6%, to $2,333,000 from $2,200,000 for the six months ended June 30, 1996 and 1995, respectively. This increase is primarily due to increases in repairs and maintenance, advertising and property tax expenses. Accordingly, for the Partnership's mini-warehouse operations, property net operating income increased $110,000 or 3% from $3,970,000 to $4,080,000 for the six months ended June 30,
1995 and 1996, respectively.

     Rental income for the Partnership's business park operations increased $13,000, or 1% to $1,170,000 from $1,157,000 for the six months ended June 30,
1996 and 1995, respectively. This increase is principally due to increased rental rates offset by a decrease in the weighted average occupancy levels. The monthly average realized rent per square foot for the business park facilities was $.81 compared to $.80 for the six months ended June 30, 1996 and 1995, respectively. The weighted average occupancy levels at the business park facilities was 95% compared to 96% for the six months ended June 30, 1996 and 1995, respectively. Cost of operations (including management fees) for the business parks increased $75,000 or 13%, to $670,000 from $595,000 for the six months ended June 30, 1996 and 1995, respectively. This increase is primarily due to increases in payroll, utilities, repairs and maintenance expenses and property taxes. Accordingly, for the Partnership's business park facilities, property net operating income decreased by $62,000 or 11%, from $562,000 to $500,000 for the six months ended June 30, 1995 and 1996, respectively.

                              PS PARTNERS II, LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Interest expense decreased approximately $75,000 from $89,000 to $14,000 for the six months ended June 30, 1995 and 1996, respectively, as a result of the payoff of the Partnership's mortgage note payable in the first quarter of 1996.

     Administrative expenses decreased $59,000 from $145,000 in 1995 to $86,000 in 1996. This increase is principally a result of non-recurring expenses in 1995, totaling $43,000, incurred in connection with environmental assessments of the Partnership's facilities.

     Minority interest in income increased $30,000 from $754,000 to $784,000 for the six months ended June 30, 1995 and 1996, respectively. This increase is primarily attributable to an increase in operations at the Partnership's real estate facilities owned jointly with PSI, partially offset by the allocation of depreciation and amortization expense (pursuant to the partnership agreement with respect to those real estate facilities which are jointly owned with PSI) to PSI of $180,000 for the six months ended June 30, 1996 compared to $148,000 for the same period in 1995.

Liquidity and Capital Resources
- -------------------------------

     The Partnership has adequate sources of cash to finance its operations, both on a short-term and long-term basis, primarily from internally generated cash from property operations and cash reserves. Cash generated from operations ($4,557,000 for the six months ended June 30, 1996) has been sufficient to meet all current obligations of the Partnership.

     In March, 1996, the Partnership repaid early it's mortgage note payable, utilizing cash reserves and funds contributed from the holder of the minority interest.

     During 1996, the Partnership anticipates approximately $1,303,000 of capital improvements (of which $221,000 represents PSI's joint venture share). The anticipated increase in capital improvements in 1996 is mainly due to $351,000 of budgeted improvements at the Partnership's business parks; specifically, remodeling of common areas, resurfacing of a parking lot and tenant improvements to vacated spaces on terminated leases. During 1995, the Partnership's property manager commenced a program to enhance the visual appearance of the mini-warehouse facilities managed by it. Such enhancements will include new signs, exterior color schemes, and improvements to the rental offices. Included in the 1996 capital improvement budget are estimated costs of $223,000 for such enhancements. Total capital improvements were $344,000 for the six months ended June 30, 1996 of which $304,000 represents the Partnership's share (the remaining balance was paid by the minority interest).

     The Partnership paid distributions to the limited and general partners totaling $2,139,000 ($16.72 per unit) and $264,000, respectively, during the first six months of 1996. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

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


                         DATED: August 13, 1996

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

                         BY:    /s/ John Reyes
                                -------------------------
                                John Reyes
                                Vice President and Controller
                                   of Public Storage, Inc.
                                  (Principal accounting officer)