Form 10-Q
period 1996-09-30
PS PARTNERS II LTD
filed 1996-11-12
CIK 727069

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 1996
                     ------------------
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from      to
                              ------  ------

Commission File Number 0-11981
                       -------

                              PS PARTNERS II, LTD.
                              --------------------
             (Exact name of registrant as specified in its charter)


           California                                               95-3878680
-----------------------------------                      ---------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                          Identification Number)

         701 Western Avenue
        Glendale, California                                        91201-2394
-----------------------------------                      ---------------------
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

                                    Yes X No
                                       ---  ---

                                      INDEX

PART I.   FINANCIAL INFORMATION

  Condensed consolidated balance sheets at September 30, 1996
        and December 31, 1995                                                2

  Condensed consolidated statements of income for the three and nine
       months ended September 30, 1996 and 1995                              3

  Condensed consolidated statements of cash flows for the nine
       months ended September 30, 1996 and 1995                              4

  Notes to condensed consolidated financial statements                       5

  Management's discussion and analysis of financial condition
          and results of operations                                        6-8

PART II.  OTHER INFORMATION

  (Items 1 through 4 are not applicable)

  Item 5 - Other Information                                                 9
  Item 6 - Exhibits and Reports on Form 8-K                                  9

                              PS PARTNERS II, LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                               September 30,               December 31,
                                                                                   1996                       1995
                                                                            --------------------        ------------------
                                                                                (Unaudited)
                                     ASSETS


     Cash and cash equivalents                                                  $     1,388,000           $       904,000

     Rent and other receivables                                                          57,000                    85,000

     Real estate facilities, at cost:
          Land                                                                       17,414,000                17,414,000
          Buildings and equipment                                                    72,651,000                71,986,000
                                                                            --------------------        ------------------
                                                                                     90,065,000                89,400,000

          Less accumulated depreciation                                             (36,782,000)              (34,181,000)
                                                                            --------------------        ------------------
                                                                                     53,283,000                55,219,000

     Other assets                                                                       223,000                   163,000
                                                                            --------------------        ------------------

                                                                                  $  54,951,000             $  56,371,000
                                                                            ====================        ==================


                        LIABILITIES AND PARTNERS' EQUITY


     Accounts payable                                                           $       736,000           $       648,000

     Advance payments from renters                                                      439,000                   433,000

     Mortgage notes payable                                                                   -                 2,260,000

     Minority interest in general partnerships                                       15,075,000                13,797,000

     Partners' equity:
          Limited partners' equity,  $500 per unit, 128,000
               units authorized, issued and outstanding                              38,232,000                38,760,000
          General partner's equity                                                      469,000                   473,000
                                                                            --------------------        ------------------

     Total partners' equity                                                          38,701,000                39,233,000
                                                                            --------------------        ------------------

                                                                                $    54,951,000           $    56,371,000
                                                                            ====================        ==================

                              PS PARTNERS II, LTD.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                              Three Months Ended                     Nine Months Ended
                                                                September 30,                          September 30,
                                                      -----------------------------------   ------------------------------------
                                                            1996               1995               1996               1995
                                                      -----------------   ---------------   -----------------  -----------------

       REVENUE:

       Rental income                                      $  3,928,000      $  3,818,000       $  11,511,000     $   11,145,000
       Interest income                                          16,000            36,000              39,000            149,000
                                                      -----------------   ---------------   -----------------  -----------------
                                                             3,944,000         3,854,000          11,550,000         11,294,000
                                                      -----------------   ---------------   -----------------  -----------------

       COSTS AND EXPENSES:

       Cost of operations                                    1,284,000         1,223,000           3,844,000          3,590,000
       Management fees                                         230,000           223,000             673,000            651,000
       Depreciation and amortization                           885,000           850,000           2,601,000          2,452,000
       Interest expense                                              -            45,000              14,000            134,000
       Administrative                                           37,000            29,000             123,000            174,000
                                                      -----------------   ---------------   -----------------  -----------------
                                                             2,436,000         2,370,000           7,255,000          7,001,000
                                                      -----------------   ---------------   -----------------  -----------------

       Income before minority interest                       1,508,000         1,484,000           4,295,000          4,293,000

       Minority interest in income                            (440,000)         (377,000)         (1,224,000)        (1,131,000)
                                                      -----------------   ---------------   -----------------  -----------------

       NET INCOME                                        $   1,068,000      $  1,107,000        $  3,071,000     $  3,162,000
                                                      =================   ===============   =================  =================

       Limited partners' share of net income
            ($20.97 per unit in 1996 and $18.50
            per unit in 1995)                                                                   $  2,684,000       $  2,368,000
       General partner's share of net income                                                         387,000            794,000
                                                                                            -----------------  -----------------
                                                                                               $   3,071,000      $   3,162,000
                                                                                            =================  =================

                            See accompanying notes.
                                       3

                              PS PARTNERS II, LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                               -------------------------------------------
                                                                                      1996                    1995
                                                                               -------------------      ------------------

      CASH FLOWS FROM OPERATING ACTIVITIES:

           Net income                                                                $  3,071,000            $  3,162,000

           Adjustments to reconcile net income to net cash provided by operating activities

                Depreciation and amortization                                           2,601,000               2,452,000
                Decrease (increase) in rent and other receivables                          28,000                 (28,000)
                Increase in other assets                                                  (60,000)                (14,000)
                Increase in accounts payable                                               88,000                 154,000
                Increase in advance payments from renters                                   6,000                  11,000
                Minority interest in income                                             1,224,000               1,131,000
                                                                               -------------------      ------------------

                     Total adjustments                                                  3,887,000               3,706,000
                                                                               -------------------      ------------------

                     Net cash provided by operating activities                          6,958,000               6,868,000
                                                                               -------------------      ------------------

      CASH FLOWS USED IN INVESTING ACTIVITIES:

           Additions to real estate facilities                                          (665,000)               (508,000)
                                                                               -------------------      ------------------

                     Net cash used in investing activities                              (665,000)               (508,000)
                                                                               -------------------      ------------------

      CASH FLOWS USED IN FINANCING ACTIVITIES:

           Principal payments on mortgage notes payable                               (2,260,000)                (40,000)
           Distributions to holder of minority interest                               (1,384,000)             (1,315,000)
           Contribution from holder of minority interest                               1,438,000                       -
           Distributions to partners                                                  (3,603,000)             (7,700,000)
                                                                               -------------------      ------------------

                     Net cash used in financing activities                            (5,809,000)             (9,055,000)
                                                                               -------------------      ------------------

      Net increase (decrease) in cash and cash equivalents                                484,000             (2,695,000)

      Cash and cash equivalents at the beginning of the period                            904,000              3,258,000
                                                                               -------------------      ------------------

      Cash and cash equivalents at the end of the period                             $  1,388,000           $    563,000
                                                                               ===================      ==================

                            See accompanying notes.

                              PS PARTNERS II, LTD.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)


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

     2. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at September 30, 1996, the results of operations for the three and nine months ended September 30, 1996 and 1995 and cash flows for the nine months then ended.

     3. The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

                             PS PARTNERS II, LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:
----------------------

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995:

     The Partnership's net income was $1,068,000 and $1,107,000 for the three months ended September 30, 1996 and 1995, respectively, representing a decrease of $39,000, or 4%. This decrease was due to increases in depreciation expense and minority interest in income, combined with a decrease in interest income, partially offset by improved property operating results at the Partnership's mini-warehouse facilities and reductions in interest expense.

     Interest income decreased for the three months ended September 30, 1996 over the same period in 1995 as a result of a decrease in average invested cash balances.

     Net property income at the Partnership's mini-warehouse and business park facilities (rental income less cost of operations and management fees and excluding depreciation) for the three months ended September 30, 1996 increased $42,000 or 2%, as rental income increased $110,000 or 3%, and costs of operations (including management fees and excluding depreciation expense) increased $68,000 or 5% compared to the same period in 1995. The improvement in property net operating income was due to improved operations at the Partnership's mini-warehouse facilities where net operating income improved 3%, partially offset by a decrease in the operating results at the business park facilities where net operating income decreased 10%.

     Rental income for the Partnership's mini-warehouse operations was $3,349,000 compared to $3,214,000 for the three months ended September 30, 1996 and 1995, respectively, representing an increase of $135,000, or 4%. This increase was primarily attributable to increased rental rates and weighted average occupancy levels. The monthly average realized rent per square foot for the mini-warehouse facilities was $.61 compared to $.59 for the three months ended September 30, 1996 and 1995, respectively. The weighted average occupancy levels at the mini-warehouse facilities was 93% compared to 92% for the three months ended September 30, 1996 and 1995, respectively. Cost of operations (including management fees) for the mini-warehouses increased $68,000, or 6%, to $1,174,000 from $1,106,000 for the three months ended September 30, 1996 and 1995, respectively. This increase is primarily due to increases in property tax, repairs and maintenance, and office expenses. Accordingly, for the Partnership's mini-warehouse operations, property net operating income increased $67,000, or 3%, from $2,108,000 to $2,175,000 for the three months ended September 30, 1995 and 1996, respectively.

     Rental income for the Partnership's business park operations decreased $25,000, or 4%, to $579,000 from $604,000 for the three months ended September 30, 1996 and 1995, respectively. The decrease in rental income is primarily attributable to a decrease in the occupancy level at the Lakewood, California business park. During the first quarter of 1996, a major tenant vacated the facility following the termination of its lease. The Partnership is actively marketing the facility, and expects the occupancy level to improve during 1996. The weighted average occupancy levels at the business park facilities was 93% compared to 94% for the three months ended September 30, 1996 and 1995, respectively. The monthly average realized rent per square foot for the business park facilities was $.63 compared to $.66 for the three months ended September 30, 1996 and 1995, respectively. Cost of operations (including management fees) for the business parks remained stable at $340,000 for the three months ended September 30, 1996 and 1995. Accordingly, for the Partnership's business park facilities, property net operating income decreased by $25,000, or 10%, from $264,000 to $239,000 for the three months ended September 30, 1995 and 1996, respectively.

     As a result of the early retirement of mortgage debt during the first quarter of 1996, the Partnership did not incur interest expense during the third quarter of 1996 compared to $45,000 for the three months ended September 30, 1995.

                              PS PARTNERS II, LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Administrative expenses increased $8,000 from $29,000 for the three months ended September 30, 1995 to $37,000 for the same period in 1996. This increase is partially attributable to an increase in accounting expenses.

         Minority interest in income increased $63,000 from $377,000 to $440,000 for the three months ended September 30, 1995 and 1996, respectively. This increase is primarily attributable to an increase in operations at the Partnership's real estate facilities owned jointly with Public Storage, Inc. ("PSI"), partially offset by the allocation of depreciation and amortization expense (pursuant to the partnership agreement with respect to those real estate facilities which are jointly owned with PSI) to PSI of $75,000 for the three months ended September 30, 1996 compared to $93,000 for the same period in 1995.

     NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995:

     The Partnership's net income was $3,071,000 and $3,162,000 for the nine months ended September 30, 1996 and 1995, respectively, representing a decrease of $91,000, or 3%. This decrease was due to increases in depreciation expense and minority interest in income and a decrease in interest income, partially offset by improved property operating results at the Partnership's mini-warehouse facilities and a reduction in interest expense.

     Interest income decreased for the nine months ended September 30, 1996 over the same period in 1995 as a result of a decrease in average invested cash balances.

     Property net property income (rental income less cost of operations and management fees and excluding depreciation) for the nine months ended September 30, 1996 increased $90,000 or 1%, as rental income increased $366,000 or 3%, and costs of operations (including management fees and excluding depreciation expense) increased $276,000 or 7% compared to the same period in 1995. The improvement in property net operating income was due to improved operations at the Partnership's mini-warehouse facilities where net operating income improved 3%, partially offset by a decrease in the operating results at the business park facilities where net operating income decreased 11%.

     Rental income for the Partnership's mini-warehouse operations was $9,761,000 compared to $9,384,000 for the nine months ended September 30, 1996 and 1995, respectively, representing an increase of $377,000, or 4%. This increase was primarily attributable to increased rental rates. The monthly average realized rent per square foot for the mini-warehouse facilities was $.60 compared to $.58 for the nine months ended September 30, 1996 and 1995, respectively. The weighted average occupancy levels at the mini-warehouse facilities remained stable at 90% for the nine months ended September 30, 1996 and 1995. Costs of operations (including management fees) for the mini-warehouses increased $201,000, or 6%, to $3,508,000 from $3,307,000 for the nine months ended September 30, 1996 and 1995, respectively. This increase is primarily due to increases in property tax, repairs and maintenance, and advertising expenses. Accordingly, for the Partnership's mini-warehouse operations, property net operating income increased $176,000, or 3%, from $6,077,000 to $6,253,000 for the nine months ended September 30, 1995 and 1996, respectively.

     Rental income for the Partnership's business park operations decreased $11,000, or 1%, to $1,750,000 from $1,761,000 for the nine months ended
September 30, 1996 and 1995, respectively. This decrease is principally due to increased rental rates offset by a decrease in the weighted average occupancy levels. The monthly average realized rent per square foot for the business park facilities was $.81 compared to $.80 for the nine months ended September 30, 1996 and 1995, respectively. The weighted average occupancy levels at the business park facilities was 95% compared to 97% for the nine months ended September 30, 1996 and 1995, respectively. Cost of operations (including management fees) for the business parks increased $75,000, or 8%, to $1,009,000 from $934,000 for the nine months ended September 30, 1996 and 1995, respectively. This increase is primarily due to increases in property tax, lease commissions, repairs and maintenance, and utilities expenses. Accordingly, for

                              PS PARTNERS II, LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

the Partnership's business park facilities, property net operating income decreased by $86,000, or 11%, from $827,000 to $741,000 for the nine months ended September 30, 1995 and 1996, respectively.

     Interest expense decreased approximately $120,000 from $134,000 to $14,000 for the nine months ended September 30, 1995 and 1996, respectively, as a result of the payoff of the Partnership's mortgage note payable in the first quarter of 1996.

     Administrative expenses decreased $51,000 from $174,000 in 1995 to $123,000 in 1996. This decrease is principally a result of non-recurring expenses in 1995, totaling $43,000, incurred in connection with environmental assessments of the Partnership's facilities.

     Minority interest in income increased $93,000 from $1,131,000 to $1,224,000 for the nine months ended September 30, 1995 and 1996, respectively. This increase is primarily attributable to an increase in operations at the Partnership's real estate facilities owned jointly with PSI, partially offset by the allocation of depreciation and amortization expense (pursuant to the partnership agreement with respect to those real estate facilities which are jointly owned with PSI) to PSI of $256,000 for the nine months ended September 30, 1996 compared to $244,000 for the same period in 1995.

Liquidity and Capital Resources
-------------------------------

     The Partnership has adequate sources of cash to finance its operations, both on a short-term and long-term basis, primarily from internally generated cash from property operations and cash reserves. Cash generated from operations ($6,958,000 for the nine months ended September 30, 1996) has been sufficient to meet all current obligations of the Partnership.

     In March, 1996, the Partnership repaid early it's mortgage note payable, utilizing cash reserves and funds contributed from the holder of the minority interest.

     During 1996, the Partnership anticipates approximately $1,303,000 of capital improvements (of which $221,000 represents PSI's joint venture share). The anticipated increase in capital improvements in 1996 is mainly due to $351,000 of budgeted improvements at the Partnership's business parks; specifically, remodeling of common areas, resurfacing of a parking lot and tenant improvements to vacated spaces on terminated leases. During 1995, the Partnership's property manager commenced a program to enhance the visual appearance of the mini-warehouse facilities managed by it. Such enhancements will include new signs, exterior color schemes, and improvements to the rental offices. Included in the 1996 capital improvement budget are estimated costs of $223,000 for such enhancements. Total capital improvements were $665,000 for the nine months ended September 30, 1996 of which $579,000 represents the Partnership's share (the remaining balance was paid by the minority interest).

     The Partnership paid distributions to the limited and general partners totaling $3,210,000 ($25.08 per unit) and $393,000, respectively, during the first nine months of 1996. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

                           PART II. OTHER INFORMATION

ITEMS 1 through 4 are not applicable.

Item 5   Other Information
         -----------------

     In October 1996, PSI completed a cash tender offer, which had commenced in August 1996, pursuant to which PSI acquired a total of 9,013 limited partnership units at $520 per unit.

Item 6   Exhibits and Reports on Form 8-K
         --------------------------------

      (a)The following Exhibits are included herein:

         (27)    Financial Data Schedule

      (b) Form 8-K

          none

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                   DATED:           November 12, 1996

                                    PS PARTNERS II, LTD.

                   BY:              Public Storage, Inc.
                                    General Partner

                   BY:              /s/ Ronald L. Havner, Jr.
                                    ---------------------------------
                                    Ronald L. Havner, Jr.
                                    Senior Vice President and Chief Financial
                                       Officer of Public Storage, Inc.
                                       (Principal financial officer)

                   BY:              /s/ John Reyes
                                    ---------------------------------
                                    John Reyes
                                    Vice President and Controller
                                       of Public Storage, Inc.
                                      (Principal accounting officer)