Form 10-K405
period 1996-12-31
PS PARTNERS II LTD
filed 1997-03-28
CIK 727069

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 1996
                          -----------------
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from           to
                              ----------    --------------

Commission File Number 0-11981
                       -------

                              PS PARTNERS II, LTD.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)


      California                                               95-3878680
-------------------------------                    -----------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification Number)

   701 Western Avenue
  Glendale, California                                          91201-2394
-------------------------------                    -----------------------------
(Address of principal executive offices)                       (Zip Code)




Registrant's telephone number, including area code:  (818) 244-8080
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

--------------------------------------------------------------------------------
                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                                     PART I

ITEM 1.  BUSINESS.
         ---------
General
-------
     PS Partners II, Ltd. (the "Partnership") is a publicly held limited partnership formed under the California Uniform Limited Partnership Act in August 1983. Commencing in November 1983, 128,000 units of limited partnership interest (the "Units") were offered to the public in an interstate offering. The offering was completed in June 1984.

     The Partnership was formed to invest in and operate existing self-service facilities offering storage space for personal and business use (the "mini-warehouses") and to invest up to 30% of the net proceeds of the offering in and operate existing office and industrial properties. The Partnership's investments were made through general partnerships with Storage Equities, Inc., now known as Public Storage, Inc. ("PSI"), a real estate investment trust
("REIT") organized as a corporation under the laws of California. For tax administrative efficiency, the original general partnerships with PSI were consolidated into a single general partnership effective December 31, 1990.

     In 1995, there was a series of mergers among Public Storage Management, Inc. (which was the Partnership's mini-warehouse operator), Public Storage, Inc. and their affiliates (collectively, "PSMI"), culminating in the November 16, 1995 merger (the "PSMI Merger") of PSMI into Storage Equities, Inc. In the PSMI Merger, Storage Equities, Inc. was renamed Public Storage, Inc. and it acquired substantially all of PSMI's United States real estate operations and became the operator of the Partnership's mini-warehouse properties.

     The Partnership's general partners (the "General Partners") are PSI and B. Wayne Hughes ("Hughes"). PSI became a co-general partner in September 1993, when PSI acquired the interest of PSI Associates, Inc. ("PSA"), an affiliate of PSMI, relating to PSA's general partner capital contribution in the Partnership. Hughes has been a general partner of the Partnership since its inception. Hughes is the chairman of the board and chief executive officer of PSI, and Hughes and members of his family (the "Hughes Family") are the major shareholders of PSI. The Partnership is managed, and its investment decisions are made by Hughes and the executive officers and directors of PSI. The limited partners of the Partnership have no right to participate in the management or conduct of its business affairs.

     The Partnership's mini-warehouse properties are managed by PSI pursuant to a Management Agreement. PSI believes that it is the largest operator of mini-warehouse facilities in the United States.

     Through 1996, the Partnership's commercial properties were managed by Public Storage Commercial Properties Group, Inc. ("PSCPG") pursuant to a Management Agreement. In January 1997, the Partnership and PSI and other related partnerships transferred a total of 35 business parks to American Office Park Properties, L.P. ("AOPPLP"), an operating partnership formed to own and operate business parks in which PSI has approximately an 85% economic interest. Included among the properties transferred were the Partnership's transfer of its business parks to AOPPLP in exchange for a 8.6% interest in AOPPLP. The general partner of AOPPLP is PSCPG, now known as American Office Park Properties, Inc. Ronald L. Havner, Jr., formerly Senior Vice-President and Chief Financial Officer of PSI, is the Chief Executive Officer of American Office Park Properties, Inc. See Item 13.

     PSI's current relationship with the Partnership includes (i) the joint ownership of 27 of the Partnership's 33 properties (which excludes the properties transferred to AOPPLP in January 1997), (ii) PSI is a co-general partner along with Hughes, who is chairman of the board and chief executive officer of PSI, (iii) as of February 19, 1997, PSI owned approximately 73.57% of the Partnership's limited partnership units and (iv) PSI is the operator of the Partnership's mini-warehouse facilities.

Investments in Facilities
-------------------------
     The Partnership owns interests in 33 properties (which exclude the properties transferred to AOPPLP in January 1997); 27 of such properties are held in a general partnership comprised of the Partnership and PSI . One property is a leasehold interest in a mini-warehouse property in Raleigh, North

Carolina. The Partnership purchased its last property in July, 1984. Reference is made to the table in Item 2 for a summary of information about the Partnership's properties.

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

Commercial Properties
---------------------
     Through 1996, the Partnership owned and operated an office building in Lakewood, California and a retail office warehouse center in Austin, Texas which were transferred to AOPPLP in January 1997 in exchange for a 8.6% interest in AOPPLP.

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

         The Partnership will terminate on December 31, 2020 unless dissolved earlier. Under the terms of the general partnership agreement with PSI, as of December 31, 1996, PSI has the right to require the Partnership to sell all their properties held in joint venture with PSI (see Item 12(c)). The General Partners have no present intention to seek the liquidation of the Partnership because they believe that it is not an opportune time to sell mini-warehouses. Although the General Partners originally anticipated a liquidation of the Partnership in 1990-1993, since the completion of the Partnership's offering in 1983, significant changes have taken place in the financial and real estate markets that must be taken into account in considering the timing of any proposed sale or financing, including: (i) the increased construction of mini-warehouses from 1984 to 1988, which has increased competition, (ii) the general deterioration of the real estate market (resulting from a variety of factors, including changes in tax laws), which has significantly affected property values and decreased sales activities and (iii) the reduced sources of real estate financing.

     The Partnership engaged Lawrence R. Nicholson, MAI, a principal with the firm of Nicholson-Douglas Realty Consultants, Inc. ("NDRC") to perform a limited investigation and appraisal of the Partnership's property portfolio. In a letter appraisal report dated May 13, 1996, NDRC indicated that, based on the assumptions contained in the report, the aggregate market value of the Partnership's 35 properties (consisting not only of the Partnership's interest but also including PSI's interest), as of January 31, 1996, was $91,400,000 ($80,100,000 for the 33 mini-warehouses, $8,200,000 for a business park and $3,100,000 for a low-rise office building). (In January 1997, after the date of the appraisal, the Partnership transferred its business parks to AOPPLP in exchange for a 8.6% interest in AOPPLP.) NDRC's report is limited in that NDRC did not inspect the properties and relied primarily upon the income capitalization approach in arriving at its opinion. NDRC's aggregate value conclusion represents the 100% property interests, and although not valued separately, includes both the interest of the Partnership in the properties, as well as the interest of PSI, which owns a joint venture interest (ranging from about 10% to 64%) in 28 of the 35 properties. The analytical process that was undertaken in the appraisal included a review of the properties' unit mix, rental rates and historical financial statements. Following these reviews, a stabilized level of net operating income was projected for the properties (an aggregate of $8,274,000 for the 33 mini-warehouses, $819,000 for the business park and $331,000 for the low-rise office building). In the case of the mini-warehouses and the low-rise office building, value estimates were then made using both a direct capitalization analysis ($82,900,000 for the mini-warehouses and $3,200,000 for the low-rise office building) and a discounted cash flow analysis ($79,000,000 for the mini-warehouses and $3,100,000 for the low-rise office building). In applying the discounted cash flow analysis to the mini-warehouses and the low-rise office building, projections of cash flow from each property were developed for an 11-year period ending in the year 2007. Growth rates for income and expenses were assumed to be 3.5% per year. NDRC then used a terminal capitalization rate of 10.5% to capitalize each property's 11th year net operating income into a residual value at the end of the holding period. The 10 yearly cash flows plus the residual or reversionary proceeds net of sales costs were then discounted to present worth using a discount rate of 13.25% in the case of the mini-warehouses and the business park and 12.5% in the case of the low-rise office building. In the direct capitalization analysis, NDRC applied a 10.0% capitalization rate to the stabilized net operating income of the mini-warehouses. The overall capitalization rate used for the low-rise office building was 10.5%; from this estimate, a $50,000 deduction was made for stabilization costs and an additional $60,000 adjustment was made to reflect above market income. In the case of the mini-warehouses, these value estimates were then compared to an estimated value ($78,300,000) using a regression analysis applied to approximately 300 sales of mini-warehouses to evaluate the reasonableness of the estimates using the direct capitalization and discounted cash flow analysis.

     The business park was valued using a direct capitalization analysis by applying a 10.0% capitalization rate to the business park's stabilized net operating income. NDRC has prepared other appraisals for the General Partners and their affiliates and is expected to continue to prepare appraisals for the General Partners and their affiliates. No environmental investigations were conducted with respect to the limited investigation of the Partnership's properties. Accordingly, NDRC's appraisal did not take into account any environmental cleanup or other costs that might be incurred in connection with a disposition of the properties. Although there can be no assurance, based on recently completed environmental investigations (see Item 2), the Partnership is not aware of any environmental contamination of its facilities material to its overall business or financial condition. In addition to assuming compliance with applicable environmental laws, the appraisal also assumed, among other things, compliance with applicable zoning and use regulations and the existence of required licenses.

     Limited Partners should recognize that appraisals are opinions as of the date specified, are subject to certain assumptions and the appraised value of the Partnership's properties may not represent their true worth or realizable value. There can be no assurance that, if these properties were sold, they would be sold at the appraised values; the sales price might be higher or lower than the appraised values.

     Based on NDRC's limited appraisal (as of January 1996), the General Partners have estimated a liquidation value per Unit of $520. This liquidation value was calculated assuming (i) the properties owned by the Partnership and PSI were sold at the values reflected in NDRC's report, (ii) costs of 5% of the sales price of the properties were incurred in the sale of the properties, (iii) the proceeds from the properties held jointly by the Partnership and PSI were allocated between them in accordance with the joint venture agreement and (iv) the Partnership's other net assets were liquidated at their book value at June 30, 1996.

     In October 1996, PSI completed a cash tender offer, which had commenced in August 1996, pursuant to which PSI acquired a total of 9,013 additional limited partnership units at $520 per Unit.

Operating Strategies
--------------------
     The Partnership's mini-warehouses are operated by PSI under the "Public Storage" name, which the Partnership believes is the most recognized name in the mini-warehouse industry. The major elements of the Partnership's operating strategies are as follows:

     * Capitalize on Public Storage's name recognition. PSI, together with its predecessor, has more than 20 years of operating experience in the mini-warehouse business. PSI has informed the Partnership that it is the largest mini-warehouse facility operator in the United States in terms of both number of facilities and rentable space operated. PSI believes that its marketing and advertising programs improve its competitive position in the market. PSI's in-house Yellow Pages staff designs and places advertisements in approximately 700 directories. Commencing in early
       1996, PSI began to experiment with a telephone reservation system designed to provide added customer service. Customers calling either PSI's toll-free referral system, (800) 44-STORE, or a mini-warehouse facility are directed to PSI's reservation system where a trained representative discusses with the customer space requirements, price and location preferences and also informs the customer of other products and services provided by PSI. As of December 31, 1996, the telephone reservation system was supporting rental activity at all of the Partnership's properties. PSI's toll-free telephone referral system services approximately 120,000 calls per month from potential customers inquiring as to the nearest Public Storage mini-warehouse.

     * Maintain high occupancy levels and increase realized rents. Subject to market conditions, the Partnership generally seeks to achieve average occupancy levels in excess of 90% and to eliminate promotions prior to increasing rental rates. The monthly average realized rent per square foot for the mini-warehouse facilities was $.61 in 1996 compared to $.59 in 1995. The weighted average occupancy levels at the mini-warehouse facilities were 91% in 1996 compared to 90% in 1995. The Partnership has increased rental rates in many markets where it has achieved high occupancy levels and eliminated or minimized promotions.

     * Systems and controls. PSI has an organizational structure and a property operation system, "CHAMP" (Computerized Help and Management Program), which links its corporate office with each mini-warehouse. This enables PSI to obtain daily information from each mini-warehouse and to achieve efficiencies in operations and maintain control over its space inventory, rental rates, promotional discounts and delinquencies. Expense management is achieved through centralized payroll and accounts payable systems and a comprehensive property tax appeals department, and PSI has an extensive internal audit program designed to ensure proper handling of cash collections.

     * Professional property operation. In addition to the approximately 120 support personnel at the Public Storage corporate offices, there are approximately 2,700 on-site personnel who manage the day-to-day operations of the mini-warehouse in the Public Storage system. These on-site personnel are supervised by 110 district managers, 15 regional managers and three divisional managers (with an average of 13 years experience in the mini-warehouse industry) who report to the president of the mini-warehouse property operator (who has 13 years of experience with the Public Storage organization). PSI carefully selects and extensively trains the operational and support personnel and offers them a progressive career path. See "Mini-warehouse Property Operator."

Mini-warehouse Property Operator
--------------------------------
     The Partnership's mini-warehouse properties are managed by PSI pursuant to a Management Agreement.

     Under the supervision of the Partnership, PSI coordinates the operation of the facilities, establishes rental policies and rates, directs marketing activity and directs the purchase of equipment and supplies, maintenance activity, and the selection and engagement of all vendors, supplies and independent contractors.

     PSI engages, at the expense of the Partnership, employees for the operation of the Partnership's facilities, including resident managers, assistant managers, relief managers, and billing and maintenance personnel. Some or all of these employees may be employed on a part-time basis and may also be employed by other persons, partnerships, REITs or other entities owning facilities operated by PSI.

     In the purchasing of services such as advertising (including broadcast media advertising) and insurance, PSI attempts to achieve economies by combining the resources of the various facilities that it operates. Facilities operated by PSI have historically carried comprehensive insurance, including fire, earthquake, liability and extended coverage.

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

     The Partnership's facilities are typically advertised via signage, yellow pages, flyers and broadcast media advertising (television and radio) in geographic areas in which many of the Partnership's facilities are located. Broadcast media and other advertising costs are charged to the Partnership's facilities located in geographic areas affected by the advertising. From time to time, PSI adopts promotional programs, such as temporary rent reductions, in selected areas or for individual facilities.

     For as long as the Management Agreement is in effect, PSI has granted the Partnership a non-exclusive license to use two PSI service marks and related designs, including the "Public Storage" name, in conjunction with rental and operation of facilities managed pursuant to the Management Agreement. Upon termination of the Management Agreement, the Partnership would no longer have the right to use the service marks and related designs. The General Partners believe that the loss of the right to use the service marks and related designs could have a material adverse effect on the Partnership's business.

     The Management Agreement between the Partnership and PSI provides that the Management Agreement may be terminated without cause upon 60 days written notice by either party.

Commercial Property Operator
----------------------------
     Through 1996, the Partnership's commercial properties were managed by PSCPG, now known as American Office Park Properties, Inc., pursuant to a Management Agreement. In January 1997, the Partnership transferred its commercial properties to AOPPLP.

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

Employees
---------
     There are 114 persons who render services on behalf of the Partnership. These persons include resident managers, assistant managers, relief managers, area managers, and administrative personnel. Some of these employees may be employed on a part-time basis and may also be employed by other persons, partnerships, REITs or other entities owning facilities operated by PSI or AOPPLP.

ITEM 2.  PROPERTIES.
         -----------
     The following table sets forth information as of December 31, 1996, about properties owned by the Partnership. Twenty eight of these properties were acquired jointly with PSI and were contributed to general partnerships comprised of the Partnership and PSI.

                                        Net                Number
                                      Rentable               of                Date of                Ownership
Location                            Square Feet            Spaces            Acquisition             Percentage
--------------------------         -------------        ------------        -------------           -------------
CALIFORNIA
Fremont                                 60,700               604              01/13/84                  70.0%
   Albrae Street
Lakewood (1) (3)                        56,700                31              12/29/83                  90.0
   Watson Plaza Drive
Pico                                    47,400               398              03/01/84                  50.0
   Bermudez Street

GEORGIA
Augusta                                 40,300               395              12/09/83                  81.5
   Crescent Drive
Marietta                                29,700               258              03/30/84                  75.0
   S. Cobb Drive

KANSAS
Olathe                                  41,800               287              01/19/84                  74.4
   E. Spruce
Shawnee                                 64,100               432              01/19/84                  74.4
   W. 63rd St.
Topeka                                  50,000               376              01/19/84                  74.4
   SW 41st St.
Merriam                                 59,000               458              01/19/84                  74.4
   W. Frontage


                                        Net                Number
                                      Rentable               of                Date of                Ownership
Location                            Square Feet            Spaces            Acquisition             Percentage
--------------------------         -------------        ------------        -------------           -------------
MARYLAND
Baltimore                               77,200               807              06/27/84                 100.0%
   Shannon Road
Baltimore                               49,000               600              06/27/84                 100.0
   Laurel Bowie Road
Belton                                  42,900               366              01/19/84                  74.4
   S. 71 Fwy.
Gladstone                               74,900               590              01/19/84                  74.4
   N. Oak Trafficway
Independence                            78,300               554              01/19/84                  74.4
   E. 31st St.
Kansas City                             74,100               534              01/19/84                  74.4
   E. 112th Terrace
Kansas City                             52,300               465              01/19/84                  74.4
   Holmes

NORTH CAROLINA
Charlotte                               53,900               435              12/09/83                  81.5
   South Blvd.
Greensboro                              41,900               406              12/09/83                  81.5
   Electra Drive
Greensboro                              62,200               651              12/09/83                  81.5
   W. Market St.
Raleigh                                105,100               567              05/16/84                  53.0
   Departure Dr.
Raleigh                                 52,300               439              12/09/83                 100.0
   Yonkers Rd

OREGON
Milwaukee                               34,400               384              04/18/84                 100.0
   SE McLoughlin Blvd.

PENNSYLVANIA
Philadelphia                           110,300             1,178              05/21/84                  36.1
   Grant Ave.
Trevose                                 62,500               787              07/03/84                  67.8
   Old Lincoln Highway

RHODE ISLAND
Cranston                                28,700               302              01/24/85                  64.6
   Pontiac - 71
   Freeway Dr.
N. Providence                           35,600               386              04/19/84                  90.0
   Mineral Springs Ave.

SOUTH CAROLINA
Columbia                                67,300               596              12/09/83                  81.5
   Broad River Rd

                                        Net                Number
                                      Rentable               of                Date of                Ownership
Location                            Square Feet            Spaces            Acquisition             Percentage
--------------------------         -------------        ------------        -------------           -------------
TENNESSEE
Knoxville                               62,100               578              02/16/84                  81.9%
   E. Central
   Ave. Pike
Knoxville                               97,400               801              02/16/84                  81.9
   Unicorn Drive

TEXAS
Austin (2) (3)                         214,100                99              03/27/84                 100.0
   Lamar Blvd.

VIRGINIA
Lorton                                  55,500               576              06/27/84                 100.0
   Richmond Hwy
Manassas Balls                          44,000               435              03/26/84                  41.6
   Ford Rd.
Richmond                                65,700               518              12/09/83                  81.5
   Jefferson Davis
Virginia Beach                          99,400               762              05/18/84                 100.0
   Independence

WASHINGTON
Tacoma                                  52,300               666              01/03/84                  90.0
   24th St. W.

---------------
(1) Office Building
(2) Business Park Facility
(3) In January 1997, the Partnership contributed its business park facilities to AOPPLP in exchange for a 8.6% interest in AOPPLP. See Item 1.

     Weighted average occupancy levels for the mini-warehouse and business park/office building properties were 91% and 95%, respectively, in 1996 compared to 90% and 97%, respectively, in 1995. In 1996, the monthly realized rent per square foot for the mini-warehouse and business park/office building properties averaged $.61 and $.81, respectively, compared to $.59 and $.81, respectively, in 1995.

     Substantially all of the Partnership's facilities were acquired prior to the time that it was customary to conduct extensive environmental investigations in connection with the property acquisitions. During the fourth quarter of 1995, an independent environmental consulting firm completed environmental assessments on the Partnership's properties to evaluate the environmental condition of, and potential environmental liabilities of such properties. Based on the assessments, the Partnership expensed in 1995 an estimated $80,000 for known environmental remediation requirements. Although there can be no assurance, the Partnership is not aware of any unaccrued environmental contamination of its facilities which individually or in the aggregate would be material to the Partnership's overall business, financial condition, or results of operations.

ITEM 3.  LEGAL PROCEEDINGS.
         -----------------
     No material legal proceeding is pending against the Partnership.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ---------------------------------------------------
     No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                                     PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
         ------------------------------------------------------------------
     The Partnership has no common stock.

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

     Exclusive of the General Partners' interest in the Partnership, as of December 31, 1996, there were approximately 1,659 record holders of Units.

     In October 1996, PSI completed a cash tender offer, which had commenced in August 1996, pursuant to which PSI acquired a total of 9,013 additional limited partnership units at $520 per Unit.

     The Partnership makes quarterly distributions of all "Cash Available for Distribution" and will make distributions of "Cash from Sales or Refinancing". Cash Available for Distribution is cash flow from all sources less cash necessary for any obligations, capital improvements, or reserves.

     Reference is made to Items 6 and 7 hereof for information on the amount of such distributions.

ITEM 6.  SELECTED FINANCIAL DATA.
         -----------------------

                                                                 For the Year Ended December 31,
                                             -------------------------------------------------------------------------
                                                1996           1995            1994            1993           1992
                                             ----------   -------------   -------------   ------------   -------------
                                                               (In thousands, except per Unit data)

Revenues                                     $ 15,456        $ 15,088       $ 14,881        $ 13,827         $12,464

Depreciation and amortization                   3,502           3,293          3,419           3,688           3,241

Interest expense                                   14             177            285             698           1,331

Income before gain on -                         4,114           4,185          3,498           2,106           1,365
   disposition of real estate facility
   and early extinguishment of debt

Net income                                      4,114           4,185          3,722           3,053           1,365

    Limited partners' share                     3,597           3,262          3,528           2,866           1,194

    General partners' share                       517             923            194             187             171

Limited partners' per unit data(a)

    Net income                                 $ 28.10         $ 25.48        $ 27.56         $ 22.39          $ 9.33

    Cash distributions (b)                     $ 33.44         $ 61.97        $ 11.00         $ 11.00         $ 11.00

As of December 31,
------------------

Cash and cash equivalents                      $ 1,239           $ 904        $ 3,258         $ 1,083         $ 2,391

Total assets                                  $ 54,558        $ 56,371       $ 61,149        $ 63,334        $ 67,042

Mortgage notes payable                             $ -         $ 2,260        $ 2,326         $ 7,285        $ 12,771

---------------
(a) Limited partners' per Unit data is based on the number of units (128,000) outstanding during the year.
(b) The General Partners distributed, concurrent with the distributions for the second and third quarters of 1995, a portion of the operating reserve of the Partnership and the proceeds from the Weymouth property condemnation estimated to be $13.92 and $17.40, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
         ----------------------------------------------------------------------

Results of Operations
---------------------

         YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995:

     The Partnership's net income in 1996 was $4,114,000 compared to $4,185,000 in 1995, representing a decrease of $71,000, or 2%. The decrease was primarily due to an increase in depreciation expense, an increase in minority interest in income for those properties held jointly with PSI, and a decrease in interest income, partially offset by improved property operations at the Partnership's real estate facilities combined with a reduction in environmental costs.

     Property net operating income (rental income less cost of operations and management fees and excluding depreciation expense) increased approximately $82,000 in 1996 compared to 1995, as rental income increased by $468,000, or 3%, and cost of operations (including management fees) increased by $386,000, or 7%.

     Rental income for the Partnership's mini-warehouse operations was $13,049,000 in 1996 compared to $12,564,000 in 1995, representing an increase of $485,000, or 4%. The increase in rental income was primarily attributable to increased average realized rental rates combined with increased average occupancy levels at the mini-warehouse facilities. The monthly average realized rent per square foot for the mini-warehouse facilities were $.61 in 1996 compared to $.59 in 1995. The weighted average occupancy levels at the mini-warehouse facilities were 91% in 1996 compared to 90% in 1995. Costs of operations (including management fees) increased $232,000, or 5%, to $4,751,000 in 1996 from $4,519,000 in 1995. This increase was primarily attributable to increases in advertising and promotion, repairs and maintenance, and office expenses. Accordingly, for the Partnership's mini-warehouse operations, property net operating income increased by $253,000, or 3%, to $8,298,000 in 1996 from $8,045,000 in 1995.

     Rental income for the Partnership's business park operations was $2,347,000 in 1996 compared to $2,364,000 in 1995, representing a decrease of $17,000. The decrease in rental income is attributable to decreased average occupancy levels at the business park facilities. The weighted average occupancy levels at the business park facilities were 95% in 1996 compared to 97% in 1995. The monthly average realized rent per square foot for the business park remained stable at $.81 for both 1996 and 1995. Cost of operations (including management fees) increased $154,000, or 14%, to $1,286,000 in 1996 from $1,132,000 in 1995. The increase in cost of operations is primarily due to increases in property taxes, lease commissions, utilities, and repairs and maintenance expenses. Accordingly, for the Partnership's business park facilities, property net operating income decreased by $171,000, or 14%, to $1,061,000 in 1996 from $1,232,000 in 1995.

     Interest income decreased in 1996 over 1995 as a result of a decrease in average invested cash balances.

     Depreciation and amortization increased $209,000 to $3,502,000 in 1996 from $3,293,000 in 1995. This increase is principally attributable to depreciation of capital expenditures made during 1995 and 1996.

     Interest expense decreased approximately $163,000 to $14,000 in 1996 from $177,000 in 1995 as a result of the payoff of the Partnership's mortgage note payable in the first quarter of 1996.

     Minority interest in income increased by $138,000, or 9%, in 1996 compared to 1995. This increase was primarily attributable to an increase in operations at the Partnership's real estate facilities owned jointly with PSI, partially offset by the allocation of depreciation and amortization expense (pursuant to the partnership agreement with respect to those real estate facilities which are jointly owned with PSI) to PSI of $347,000 compared to $328,000 for 1996 and 1995, respectively.

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

     Rental income for the Partnership's mini-warehouse operations was $12,564,000 in 1995 compared to $12,659,000 in 1994, representing a decrease of $95,000. The decrease in rental income was primarily attributable to the condemned facility which had rental income of $447,000 in 1994 (none in 1995), accordingly, rental income for the remaining mini-warehouse facilities increased $352,000, or 3%. This increase is primarily due to increased average realized rental rates at the mini-warehouse facilities. The weighted average occupancy levels at the mini-warehouse facilities were 90% in 1995 compared to 92% in 1994. The monthly average realized rent per square foot for the mini-warehouse facilities were $.59 in 1995 compared to $.56 in 1994. Costs of operations (including management fees) decreased $50,000 or 1%, to $4,519,000 in 1995 from $4,569,000 in 1994. Costs of operations for the condemned facility were $147,000 in 1994, accordingly, costs of operations for the remaining mini-warehouse facilities increased $97,000, or 2%. Accordingly, for the Partnership's mini-warehouse operations, property net operating income decreased by $45,000 from $8,090,000 in 1994 to $8,045,000 in 1995. Property net operating income excluding the condemned facility increased $255,000, or 3%.

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

     Substantially all of the Partnership's facilities were acquired prior to the time that it was customary to conduct extensive environmental investigations in connection with the property acquisitions. During the fourth quarter of 1995, an independent environmental consulting firm completed environmental assessments on the Partnership's properties to evaluate the environmental condition of, and potential environmental liabilities of such properties. Based on the assessments, the Partnership expensed in 1995 an estimated $80,000 for known environmental remediation requirements. Although there can be no assurance, the Partnership is not aware of any unaccrued environmental contamination of its facilities which individually or in the aggregate would be material to the Partnership's overall business, financial condition, or results of operations.

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

Liquidity and Capital Resources
-------------------------------
     The Partnership has adequate sources of cash to finance its operations, both on a short-term and long-term basis, primarily by internally generated cash from property operations combined with cash on hand at December 31, 1996 of $1,239,000.

     Cash flows from operating activities ($9,000,000 for the year ended December 31, 1996) have been sufficient to meet all current obligations of the Partnership. Total capital improvements were $1,236,000, $803,000 and $727,000 in 1996, 1995, and 1994, respectively. The increase in 1996 capital improvements is primarily attributable to painting and roofing improvements at the Partnership's mini-warehouse facilities, combined with tenant improvements at the Partnership's Lakewood, CA business park facility. During 1997, the Partnership anticipates approximately $1,252,000 of capital improvements (including PSI 's joint venture share of $257,000). During 1995, the Partnership's property manager commenced a program to enhance the visual appearance of the mini-warehouse facilities. Such enhancements include new signs, exterior color schemes, and improvements to the rental offices.

     In March 1996, the Partnership repaid early its remaining mortgage note payable, utilizing cash reserves.

     Total distributions paid to the General Partners and the limited partners (including the per Unit amounts) for 1996 and prior years were as follows:

                                    Total              Per Unit
                             -----------------       --------------
                 1996            $4,804,000               $33.44
                 1995             8,902,000                61.97
                 1994             1,582,000                11.00
                 1993             1,582,000                11.00
                 1992             1,582,000                11.00
                 1991             2,708,000                18.85
                 1990             1,077,000                 7.50
                 1989             4,310,000                30.00
                 1988             4,309,000                30.00
                 1987             4,310,000                30.00
                 1986             4,669,000                32.50
                 1985             5,747,000                40.00
                 1984             3,239,000                22.54

     During 1990 and 1992, distribution levels were reduced to enable the Partnership to retire short term borrowings due to PSI and prepay mortgage notes which were scheduled to mature in 1992, 1993 and 1994 (such mortgage notes having balloon payments at maturity). The 1992 distribution includes a special distribution of cash reserves of approximately $3.60 per Unit The 1995 distribution includes a special distribution of cash reserves and proceeds from the Weymouth property condemnation of approximately $31.32 per Unit. Future distribution levels will be based upon cash flows available for distributions (cash flows from operations less capital improvements, distributions to minority interest and necessary cash reserves).

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

     The Partnership's General Partners are PSI and B. Wayne Hughes. PSI, acting through its directors and executive officers, and Mr. Hughes manage and make investment decisions for the Partnership. The Partnership's mini-warehouse properties are managed by PSI pursuant to a Management Agreement. Through 1996, the Partnership's commercial properties were managed by PSCPG, now known as American Office Park Properties, Inc., pursuant to a Management Agreement. In January 1997, the Partnership transferred its business parks to AOPPLP in exchange for a 8.6% interest in AOPPLP.

     The names of all directors and executive officers of PSI, the offices held by each of them with PSI, and their ages and business experience during the past five years are as follows:


        Name                             Positions with PSI
------------------           --------------------------------------------------
B. Wayne Hughes              Chairman of the Board and Chief Executive Officer
Harvey Lenkin                President and Director
John Reyes                   Senior Vice President and Chief Financial Officer
Hugh W. Horne                Senior Vice President
Obren B. Gerich              Senior Vice President
Marvin M. Lotz               Senior Vice President
David Goldberg               Senior Vice President and General Counsel
A. Timothy Scott             Senior Vice President and Tax Counsel
Sarah Hass                   Vice President and Secretary
Robert J. Abernethy          Director
Dann V. Angeloff             Director
William C. Baker             Director
Uri P. Harkham               Director

     B. Wayne Hughes, age 63, a general partner of the Partnership, has been a director of PSI since its organization in 1980 and was President and Co-Chief Executive Officer from 1980 until November 1991 when he became Chairman of the Board and sole Chief Executive Officer. Mr. Hughes was an officer and director of affiliates of PSMI and a director of PSMI until November 1995. Mr. Hughes has been Chairman of the Board and Chief Executive Officer since 1990 of Public Storage Properties XI, Inc., Public Storage Properties XIV, Inc., Public Storage Properties XV, Inc., Public Storage Properties XVI, Inc., Public Storage
Properties XVII, Inc., Public Storage Properties XVIII, Inc., Public Storage Properties XIX, Inc. and Public Storage Properties XX, Inc. (collectively, the "Public Storage REITs"), REITs that were organized by affiliates of PSMI. From 1989-90 until the respective dates of merger, he was Chairman of the Board and Chief Executive Officer of Public Storage Properties VI, Inc., Public Storage Properties VII, Inc., Public Storage Properties VIII, Inc., Public Storage
Properties IX, Inc., Public Storage Properties X, Inc. and Public Storage Properties XII, Inc., PS Business Parks, Inc., Partners Preferred Yield, Inc., Partners Preferred Yield II, Inc., Partners Preferred Yield III, Inc. and Storage Properties, Inc. ("SPI") (collectively, the "Merged Public Storage REITs"), affiliated REITs that were merged into PSI between September 1994 and December 1996. Mr. Hughes has been active in the real estate investment field for over 25 years.

     Harvey Lenkin, age 60, became President and a director of PSI in November 1991. Mr. Lenkin was an officer and director of PSMI and its affiliates until November 1995. He has been President of the Public Storage REITs since 1990. He was President of the Merged Public Storage REITs from 1989-90 until the respective dates of merger and was also a director of SPI from 1989 until June 1996.

     John Reyes, age 36, a certified public accountant, joined PSMI in 1990 and was controller of PSI from 1992 until December 1996 when he became Chief Financial Officer. He became a Vice President of PSI in November 1995 and a Senior Vice President of PSI in December 1996. From 1983 to 1990, Mr. Reyes was employed by Ernst & Young.

     Hugh W. Horne, age 52, has been a Vice President of PSI since 1980 and was Secretary of PSI from 1980 until February 1992 and became Senior Vice President of PSI in November 1995. He was an officer of PSMI from 1973 to November 1995. Mr. Horne has been a Vice President of the Public Storage REITs since 1993. He was a Vice president of SPI from 1989 until June 1996 and of the other Merged Public Storage REITs from 1993 until the respective dates of merger. He is responsible for managing all aspects of property acquisition for PSI.

     Obren B. Gerich, age 58, a certified public accountant and certified financial planner, has been a Vice President of PSI since 1980 and became Senior Vice President of PSI in November 1995. He was Chief Financial Officer of PSI until November 1991. Mr. Gerich was an officer of PSMI from 1975 to November 1995. He has been Vice President and Secretary of the Public Storage REITS since 1990 and was Chief Financial Officer until November 1995. Mr. Gerich was Vice President and Secretary of the Merged Public Storage REITs from 1989-90 until the respective dates of merger.

     Marvin M. Lotz, age 54, has had overall responsibility for Public Storage's mini-warehouse operations since 1988. He became a Senior Vice President of PSI in November 1995. Mr. Lotz was an officer of PSMI with responsibility for property acquisitions from 1983 until 1988.

     David Goldberg, age 47, joined PSMI's legal staff in June 1991, rendering services on behalf of PSI and PSMI. He became a Senior Vice President and General Counsel of PSI in November 1995 and Vice President and General Counsel of the Public Storage REITs in December 1995. From December 1982 until May 1991, he was a partner in the law firm of Sachs & Phelps, then counsel to PSI and PSMI.

     A. Timothy Scott, age 45, became a Senior Vice President and Tax Counsel of PSI and Vice President and Tax Counsel of the Public Storage REITs in November 1996. From June 1991 until joining PSI, Mr. Scott practiced tax law as a shareholder of the law firm of Heller, Ehrman, White & McAuliffe, counsel to PSI and PSMI. Prior to June 1991, his professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI and PSMI.

     Sarah Hass, age 41, became Secretary of PSI in February 1992. She became a Vice President of PSI in November 1995. She joined PSMI's legal department in June 1991, rendering services on behalf of PSI and PSMI. From 1987 until May 1991, her professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI and PSMI, and from April 1986 until June 1987, she was associated with that firm, practicing in the area of securities law. From September 1979 until September 1985, Ms. Hass was associated with the law firm of Rifkind & Sterling, Incorporated.

     Robert J. Abernethy, age 57, is President of American Standard Development Company and of Self-Storage Management Company, which develop and operate mini-warehouses. Mr. Abernethy has been a director of PSI since its organization in 1980. He is a member of the board of directors of Johns Hopkins University and of the Los Angeles County Metropolitan Transportation Authority and a former member of the board of directors of the Metropolitan Water District of Southern California.

     Dann V. Angeloff, age 61, is President of the Angeloff Company, a corporate financial advisory firm. The Angeloff Company has rendered, and is expected to continue to render, financial advisory and securities brokerage services for PSI. Mr. Angeloff is the general partner of a limited partnership that owns a mini-warehouse operated by PSI and which secures a note owned by PSI. Mr. Angeloff has been a director of PSI since its organization in 1980. He is a director of Bonded Motors, Inc., Compensation Resource Group, Datametrics Corporation, Nicholas/Applegate Growth Equity Fund, Nicholas/Applegate Investment Trust, ReadyPac Produce, Inc., Royce Medical Company and Seda Specialty Packaging Corp. He was a director of SPI from 1989 until June 1996.

     William C. Baker, age 63, became a director of PSI in November 1991. Since April 1996, Mr. Baker has been Chairman of the Board of Santa Anita Realty Enterprises, Inc., a REIT that owns the Santa Anita Racetrack and other real estate assets. In August 1996, he became Chairman of the Board and Chief Executive Officer of Santa Anita Operating Company, which operates the Santa Anita Racetrack through its subsidiary the Los Angeles Turf Club, Incorporated. From April 1993 through May 1995, Mr. Baker was President of Red Robin International, Inc., an operator and franchiser of casual dining restaurants in the United States and Canada. Since January 1992, he has been Chairman and Chief Executive Officer of Carolina Restaurant Enterprises, Inc., a franchisee of Red Robin International, Inc. From 1976 to 1988, he was a principal shareholder and Chairman and Chief Executive Officer of Del Taco, Inc., an operator and franchiser of fast food restaurants in California. Mr. Baker is a director of Callaway Golf Company.

     Uri P. Harkham, age 48, became a director of PSI in March 1993. Mr. Harkham has been the President and Chief Executive Officer of the Jonathan Martin Fashion Group, which specializes in designing, manufacturing and marketing women's clothing, since its organization in 1976. Since 1978, Mr. Harkham has been the Chairman of the Board of Harkham Properties, a real estate firm specializing in buying and managing fashion warehouses in Los Angeles and Australia.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
         --------------------------------------------------------------
     (a) At February 19, 1997, PSI beneficially owned more than 5% of the Units of the Partnership:

         Title                                                                        Amount of             Percent
           of                             Name and Address of                         Beneficial               of
         Class                             Beneficial Owner                           Ownership              Class
---------------------     -----------------------------------------             -------------------       -------------
Units of                  Public Storage, Inc.
Limited                   701 Western Avenue
Partnership Interest      Glendale, CA 91201-2394  (1)                             94,171 Units (1)          73.57%

-------------------------
(1)  These  Units  are  held  of  record  by  SEI   Arlington   Acquisition
     Corporation, a wholly-owned subsidiary of PSI.


          The Partnership is not aware of any other beneficial owners of more than 5% of the Units.

          In October 1996, PSI completed a cash tender offer, which had commenced in August 1996, pursuant to which PSI acquired a total of 9,013 additional limited partnership units at $520 per Unit.

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

          The Partnership owns interests in 33 properties (which exclude the properties transferred to AOPPLP in January 1997); 27 of such properties are held in a general partnership comprised of the Partnership and PSI. Under the terms of the partnership agreement relating to the ownership of the properties, PSI has the right to compel a sale of each property at any time after seven years from the date of acquisition at not less than its independently determined fair market value provided the Partnership receives its share of the net sales proceeds solely in cash. As of December 31, 1996, PSI has the right to require the Partnership to sell all of the joint venture properties on these terms.

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

     During 1996, approximately $480,000 was paid to PSI with respect to items 1, 2, and 3 above. The Partnership owns interests in 33 properties (which exclude the properties transferred to AOPPLP in January 1997); 27 of such properties are held in a general partnership comprised of the Partnership and PSI.

     The Partnership has a Management Agreement with PSI pursuant to which the Partnership pays PSI a fee of 6% of the gross revenues of the mini-warehouse spaces operated for the Partnership. During 1996, the Partnership paid fees of $783,000 to PSI pursuant to the Management Agreement.

     Through 1996, the Partnership's commercial properties were managed by PSCPG pursuant to a Management Agreement which provides for the payment of a fee by the Partnership of 5% of the gross revenues of the commercial space operated for the Partnership. During 1996, the Partnership paid $117,000 to PSCPG pursuant to the Management Agreement. PSI has a 95% economic interest (represented by voting preferred stock) in PSCPG and the Hughes Family had a 5% economic interest (represented by voting common stock) in PSCPG until December 1996, when the Hughes Family sold its interest to Ronald L. Havner, Jr., formerly Senior Vice President and Chief Financial Officer of PSI, who became the Chief Executive Officer of PSCPG. PSCPG issued additional voting common stock to two other unaffiliated investors. In January 1997, the Partnership and PSI and other related partnerships transferred a total of 35 business parks to AOPPLP, an operating partnership formed to own and operate business parks in which PSI has an approximate 85% economic interest. Included among the properties transferred was the Partnership's transfer of its business parks to AOPPLP in exchange for a 8.6% interest in AOPPLP. The general partner of AOPPLP is PSCPG, now known as American Office Park Properties, Inc.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
         ----------------------------------------------------------------
         (a)  List of Documents filed as part of the Report.
              1. Financial  Statements:  See Index to Consolidated  Financial
                 Statements and Financial  Statement Schedules.
              2. Financial  Statement  Schedules:  See Index to  Consolidated
                 Financial  Statements and Financial Statement Schedules.
              3. Exhibits:  See Exhibit Index contained herein.

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

10.1 Second Amended and Restated Management Agreement dated November 16, 1995, between the Partnership and Public Storage Management, Inc. Previously filed with the Securities and Exchange Commission as an exhibit to PS Partners, Ltd.'s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

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

                                         PS PARTNERS II, LTD.
Dated:  March 26, 1997           By:     Public Storage, Inc., General Partner

                                 By:     /s/  B. Wayne Hughes
                                         --------------------------------------
                                         B. Wayne Hughes, Chairman of the Board
                                 By:     /s/  B. Wayne Hughes
                                         --------------------------------------
                                         B. Wayne Hughes, General Partner


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership in the capacities and on the dates indicated.

                Signature                                       Capacity                           Date
-------------------------------            ---------------------------------------------        --------------
/s/ B. Wayne Hughes                        Chairman of the Board and Chief                      March 26, 1997
-------------------------------            Executive Officer of Public Storage, Inc. and
B. Wayne Hughes                            General Partner (principal executive officer)


/s/ Harvey Lenkin                          President and Director                               March 26, 1997
-------------------------------            of Public Storage, Inc.
Harvey Lenkin


/s/ John Reyes                             Senior Vice President and Chief Financial Officer    March 26, 1997
-------------------------------            of Public Storage, Inc. (principal financial
John Reyes                                 officer and principal accounting officer)


/s/ Robert J. Abernethy                    Director of Public Storage, Inc.                     March 26, 1997
-------------------------------
Robert J. Abernethy


/s/ Dann V. Angeloff                       Director of Public Storage, Inc.                     March 26, 1997
-------------------------------
Dann V. Angeloff


/s/ William C. Baker                       Director of Public Storage, Inc.                     March 26, 1997
-------------------------------
William C. Baker


/s/ Uri P. Harkham                         Director of Public Storage, Inc.                     March 26, 1997
-------------------------------
Uri P. Harkham

                              PS PARTNERS II, LTD.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

                                  (Item 14 (a))


                                                                   Page
                                                                References
                                                                ----------



Report of Independent Auditors                                      F-1

Consolidated Financial Statements and Schedules:

Consolidated Balance Sheets as of December 31, 1996
   and 1995                                                         F-2

For the years ended December 31, 1996, 1995 and 1994:
                                                                    F-3
   Consolidated Statements of Income

   Consolidated Statements of Partners' Equity                      F-4

   Consolidated Statements of Cash Flows                            F-5

   Notes to Consolidated Financial Statements                    F-6 - F-9

Schedule

III - Real Estate and Accumulated Depreciation                   F-10 - F-13


     All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

                         Report of Independent Auditors




The Partners
PS Partners II, Ltd.


We have audited the consolidated balance sheets of PS Partners II, Ltd. as of December 31, 1996 and 1995 and the related consolidated statements of income, partners' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PS Partners II, Ltd. at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                                              ERNST & YOUNG LLP

Los Angeles, CA
March 18, 1997


                              PS PARTNERS II, LTD.
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1996 and 1995


                                                                                             1996               1995
                                                                                   --------------------------------------

                                     ASSETS


Cash and cash equivalents                                                              $   1,239,000     $     904,000

Rent and other receivables                                                                   123,000            85,000

Real estate facilities, at cost:
     Land                                                                                 17,414,000        17,414,000
     Buildings and equipment                                                              73,222,000        71,986,000
                                                                                   --------------------------------------

                                                                                          90,636,000        89,400,000

     Less accumulated depreciation                                                       (37,683,000)      (34,181,000)
                                                                                   --------------------------------------
                                                                                          52,953,000        55,219,000

Other assets                                                                                 243,000           163,000
                                                                                   --------------------------------------

                                                                                        $ 54,558,000      $ 56,371,000
                                                                                   ======================================


                        LIABILITIES AND PARTNERS' EQUITY


Accounts payable                                                                        $    519,000      $    648,000

Advance payments from renters                                                                427,000           433,000

Mortgage notes payable                                                                             -         2,260,000

Minority interest in general partnerships                                                 15,069,000        13,797,000

Partners' equity:
     Limited partners' equity, $500 per unit, 128,000
          units authorized, issued and outstanding                                        38,077,000        38,760,000
     General partners' equity                                                                466,000           473,000
                                                                                   --------------------------------------

               Total partners' equity                                                     38,543,000        39,233,000
                                                                                   --------------------------------------

                                                                                        $ 54,558,000      $ 56,371,000
                                                                                   ======================================

                             See accompanying notes.
                                       F-2

                              PS PARTNERS II, LTD.
                        CONSOLIDATED STATEMENTS OF INCOME
              For the years ended December 31, 1996, 1995, and 1994




                                                                            1996              1995              1994
                                                                   -----------------------------------------------------

REVENUE:
Rental income                                                          $ 15,396,000      $ 14,928,000      $ 14,832,000
Interest income                                                              60,000           160,000            49,000
                                                                   -----------------------------------------------------

                                                                         15,456,000        15,088,000        14,881,000
                                                                   -----------------------------------------------------

COSTS AND EXPENSES:

Cost of operations                                                        5,137,000         4,779,000         4,905,000
Management fees                                                             900,000           872,000           868,000
Depreciation and amortization                                             3,502,000         3,293,000         3,419,000
Interest expense                                                             14,000           177,000           285,000
Administrative                                                              152,000           159,000           178,000
Environmental costs                                                               -           124,000                 -
                                                                   -----------------------------------------------------
                                                                          9,705,000         9,404,000         9,655,000
                                                                   -----------------------------------------------------

Income before minority interest and gain on disposition
     of a real estate facility                                            5,751,000         5,684,000         5,226,000

Minority interest in income                                              (1,637,000)       (1,499,000)       (1,728,000)
                                                                   -----------------------------------------------------

Income before gain on disposition of real
     estate facility                                                      4,114,000         4,185,000         3,498,000

Extraordinary gain on disposition of a real estate facility,
     net of minority interests' share                                             -                 -           224,000
                                                                   -----------------------------------------------------

NET INCOME                                                             $  4,114,000      $  4,185,000      $  3,722,000
                                                                   =====================================================

Limited partners' share of net income
     ($28.10, $25.48, and $27.56 per unit in
     1996, 1995, and 1994, respectively)                               $  3,597,000      $  3,262,000      $  3,528,000
General partners' share of net income                                       517,000           923,000           194,000
                                                                   -----------------------------------------------------
                                                                       $  4,114,000      $  4,185,000      $  3,722,000
                                                                   =====================================================




                             See accompanying notes.

                              PS PARTNERS II, LTD.
                   CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
              For the years ended December 31, 1996, 1995, and 1994




                                                                        Limited             General
                                                                       Partners             Partners          Total
                                                              ----------------------------------------------------------

Balances at December 31, 1993                                       $ 41,310,000           $ 500,000      $ 41,810,000

Net income                                                             3,528,000             194,000         3,722,000

Distributions                                                         (1,408,000)           (174,000)       (1,582,000)
                                                              ----------------------------------------------------------

Balances at December 31, 1994                                         43,430,000             520,000        43,950,000

Net income                                                             3,262,000             923,000         4,185,000

Distributions                                                         (7,932,000)           (970,000)       (8,902,000)
                                                              ----------------------------------------------------------

Balances at December 31, 1995                                         38,760,000             473,000        39,233,000

Net income                                                             3,597,000             517,000         4,114,000

Distributions                                                         (4,280,000)           (524,000)       (4,804,000)
                                                              ----------------------------------------------------------

Balances at December 31, 1996                                       $ 38,077,000           $ 466,000      $ 38,543,000
                                                              ==========================================================



                             See accompanying notes.
                                       F-4

                              PS PARTNERS II, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1996, 1995, and 1994




                                                                                1996            1995            1994
                                                                         ------------------------------------------------

Cash flows from operating activities:
     Net income                                                             $ 4,114,000     $ 4,185,000     $ 3,722,000

     Adjustments to reconcile net income to net cash provided by operating activities:

               Depreciation and amortization                                  3,502,000       3,293,000       3,419,000
               Gain on disposition of real estate facilities                          -               -        (224,000)
               (Increase) decrease in rent and other receivables                (38,000)        (57,000)          2,000
                Increase in other assets                                        (80,000)         (9,000)        (20,000)
               (Decrease) increase in accounts payable                         (129,000)        215,000         102,000
               Decrease in advance payments from renters                         (6,000)         (6,000)        (30,000)
               Minority interest in income                                    1,637,000       1,499,000       1,728,000
                                                                         ------------------------------------------------

                    Total adjustments                                         4,886,000       4,935,000       4,977,000
                                                                         ------------------------------------------------

                    Net cash provided by operating activities                 9,000,000       9,120,000       8,699,000
                                                                         ------------------------------------------------

Cash flows from investing activities:

               Proceeds from disposition of real estate facilities                    -               -       1,910,000
               Additions to real estate facilities                           (1,236,000)       (803,000)       (727,000)
                                                                         ------------------------------------------------

                    Net cash (used in) provided by investing activities      (1,236,000)       (803,000)      1,183,000
                                                                         ------------------------------------------------

Cash flows from financing activities:

               Principal payments on mortgage notes payable                  (2,260,000)        (66,000)     (4,959,000)
               Distributions to holder of minority interest                    (365,000)     (1,703,000)     (1,166,000)
               Distributions to partners                                     (4,804,000)     (8,902,000)     (1,582,000)
                                                                         ------------------------------------------------

                    Net cash used in financing activities                    (7,429,000)    (10,671,000)     (7,707,000)
                                                                         ------------------------------------------------

Net increase (decrease) in cash and cash equivalents                            335,000      (2,354,000)      2,175,000

Cash and cash equivalents at the beginning of the year                          904,000       3,258,000       1,083,000
                                                                         ------------------------------------------------

Cash and cash equivalents at the end of the year                            $ 1,239,000     $   904,000     $ 3,258,000
                                                                         ================================================

                             See accompanying notes.

                              PS PARTNERS II, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1996


1.   Summary of Significant Accounting Policies and Partnership Matters

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

          In 1995, there was a series of mergers among Public Storage Management, Inc. (which was the Partnership's mini-warehouse operator), Public Storage, Inc. and their affiliates (collectively, "PSMI"), culminating in the November 16, 1995 merger (the "PSMI Merger") of PSMI into Storage Equities, Inc. In the PSMI Merger, Storage Equities, Inc. was renamed Public Storage, Inc. and it acquired substantially all of PSMI's United States real estate operations and became the operator of the Partnership's mini-warehouse properties.

          The Partnership has invested in existing mini-warehouse storage facilities which offer self-service storage spaces for lease, usually on a month-to-month basis, to the general public and, to a lesser extent, in existing business park facilities which offer industrial and office space for lease.

          The Partnership has ownership interests in 33 properties, which exclude two properties transferred to American Office Park Properties, L.P. ("AOPPLP") in January 1997 (see Note 7). 27 of the properties are owned jointly through 22 general partnerships (the "Joint Ventures") with PSI. For tax administrative efficiency the Joint Ventures were subsequently consolidated into a single general partnership. The Partnership is the managing general partner of the Joint Ventures, with ownership interests in the Joint Ventures ranging from 36% to 90%.

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

          Depreciation and amortization allocated to PSI was $347,000, $328,000 and $95,000 in 1996, 1995 and 1994, respectively. The allocation of depreciation and amortization to PSI has the effect of reducing minority interest in income and has no effect on the reported depreciation and amortization expense.

          Under the terms of the partnership agreements, for property acquisitions in which PSI issued convertible securities to the sellers for its interest, PSI 's rights to receive cash flow distributions from the partnerships for any year after the first year of operation are subordinated to cash distributions to the Partnership equal to a cumulative annual 7% of its cash investment (not compounded). These agreements also specify that upon sale or refinancing of a property for more than its original purchase price, distribution of

                              PS PARTNERS II, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1996


1.   Summary of Significant Accounting Policies and Partnership Matters
     (continued)
     ------------------------------------------------------------------

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

     Depreciation and amortization
     -----------------------------
          The Partnership depreciates the buildings and equipment on a straight-line method over estimated useful lives of 25 and 5 years, respectively. Leasing commissions relating to business park properties are expensed when incurred.

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

     Cash Distributions
     ------------------
          The Partnership Agreement provides for quarterly distributions of cash flow from operations (as defined). Cash distributions per unit were $33.44 for 1996, $61.97 for 1995 and $11.00 for 1994.

     Cash and Cash Equivalents
     -------------------------
          For financial statement purposes, the Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

     Environmental Cost
     ------------------
          Substantially all of the Partnership's facilities were acquired prior to the time that it was customary to conduct extensive environmental investigations in connection with the property acquisitions. During the fourth quarter of 1995, an independent environmental consulting firm completed environmental assessments on the Partnership's properties to evaluate the environmental condition of, and potential environmental liabilities of such properties. Based on the assessments, the Partnership believes that it is probable that it will incur costs totaling $80,000 for known environmental remediation requirements which the Partnership has accrued and expensed in 1995. During 1996 and 1995, the Partnership paid $12,000 and $44,000, respectively, in connection with the environmental remediations. Although there can be no assurance, the Partnership is not aware of any unaccrued environmental contamination of its facilities which individually or

                              PS PARTNERS II, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1996


1.   Summary of Significant Accounting Policies and Partnership Matters
     (continued)
     ------------------------------------------------------------------

     Environmental Cost (continued)
     ------------------------------
     in the aggregate would be material to the Partnership's overall business, financial condition, or results of operations.

     Use of Estimates
     ----------------
          The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.   Real Estate Facilities
     ----------------------
          In November 1994, the Massachusetts Bay Transportation Authority exercised its right of eminent domain and took possession of the mini-warehouse property located in Weymouth, Massachusetts which was owned jointly by the Partnership and PSI. The Partnership received initial condemnation proceeds of approximately $1,910,000, resulting in the recognition of a gain on disposition of real estate facilities of $224,000.

          The Partnership is presently contesting the amount of the initial condemnation proceeds, however, there is no assurance that the Partnership will obtain additional condemnation proceeds.

          In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("Statement 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Statement 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the method of accounting for long-lived assets that are expected to be disposed. The Partnership adopted Statement 121 in 1996 and the adoption had no effect.

3.   Mortgage Notes Payable
     ----------------------
          Mortgage notes payable at December 31, 1995 consisted of a variable rate mortgage note due to a group of banks and secured by a real estate facility with a net book value of $2,963,000 at December 31, 1995. The balance was paid off in March 1996.

          Interest  paid during 1996,  1995 and 1994 was  $14,000,  $177,000 and
     $285,000, respectively.

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

5.    Related Party Transactions
                  The Partnership has a management agreement with PSI pursuant to which PSI operates the Partnership's mini-warehouses for a fee equal to 6% of the facilities' monthly gross revenue (as defined). Through 1996, the Partnership's commercial properties were operated by Public Storage Commercial Properties Group, Inc. ("PSCPG") pursuant to a management agreement which provides for a fee equal to 5% of the facilities' monthly gross revenue (as defined).

                  PSI has a 95% economic interest in PSCPG and the Hughes Family had a 5% economic interest in PSCPG until December 1996, when the Hughes Family sold its interest to Ronald L. Havner, Jr., formerly Senior Vice President and Chief Financial Officer of PSI, who became the Chief Executive Officer of PSCPG. PSCPG, now known as American Office Park Properties, Inc., issued additional voting common stock to two other unaffiliated investors. See Note 7.


6.    Taxes Based on Income
                  Taxes based on income are the responsibility of the individual partners and, accordingly, the Partnership's consolidated financial statements do not reflect a provision for such taxes.

                   Taxable net income was $2,637,000,  $4,068,000 and $4,038,000 for the years ended December 31, 1996, 1995 and 1994, respectively. The difference between taxable income and book income is primarily related to timing differences in depreciation expense.

7.       Subsequent Event
                  In January 1997, the Partnership and PSI and other related partnerships transferred a total of 35 business parks to AOPPLP, an operating partnership formed to own and operate business parks in which PSI has an approximate 85% economic interest. Included among the properties transferred was the Partnership's transfer of its business parks to AOPPLP in exchange for a 8.6% interest in AOPPLP. The general partner of AOPPLP is PSCPG, now known as American Office Park Properties, Inc.

                               PS PARTNERS II, LTD
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                  Costs
                                                                     Initial Cost               subsequent
                                                           ----------------------------------  to acquisition
       Date                                                                    Building &       Building &
     Acquired          Description          Encumbrances         Land         Improvement      Improvements
   ------------------------------------------------------------------------------------------------------------

   Mini-warehouses
   12/83         Charlotte                             -        $ 165,000      $ 1,274,000        $ 298,000

   12/83         Greensboro/Market                     -          214,000        1,653,000          386,000

   12/83         Greensboro/Electra                    -          112,000          869,000          219,000

   1/83          Raleigh/Yonkers                       -          203,000          914,000          293,000

   12/83         Columbia                              -          171,000        1,318,000          403,000

   12/83         Richmond                              -          176,000        1,360,000          282,000

   12/83         Augusta                               -           97,000          747,000          198,000

   4/84          Providence                            -           92,000        1,087,000          258,000

   1/85          Cranston                              -          175,000          722,000          239,000

   3/84          Marrietta/Cobb                        -           73,000          542,000          200,000

   1/84          Fremont/Albrae                        -          636,000        1,659,000          381,000

   12/83         Tacoma                                -          553,000        1,173,000          336,000

                               PS PARTNERS II, LTD
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                  Gross Carrying Amount
                                                                  At December 31, 1996
                                             -----------------------------------------------------------------
       Date                                                   Building &                       Accumulated
     Acquired          Description               Land        Improvements        Total         Depreciation
   -----------------------------------------------------------------------------------------------------------

   Mini-warehouses
   12/83         Charlotte                       $ 165,000     $ 1,572,000     $ 1,737,000       $ 794,000

   12/83         Greensboro/Market                 214,000       2,039,000       2,253,000       1,080,000

   12/83         Greensboro/Electra                112,000       1,088,000       1,200,000         553,000

   1/83          Raleigh/Yonkers                   203,000       1,207,000       1,410,000         611,000

   12/83         Columbia                          171,000       1,721,000       1,892,000         885,000

   12/83         Richmond                          176,000       1,642,000       1,818,000         843,000

   12/83         Augusta                            97,000         945,000       1,042,000         482,000

   4/84          Providence                         92,000       1,345,000       1,437,000         682,000

   1/85          Cranston                          175,000         961,000       1,136,000         480,000

   3/84          Marrietta/Cobb                     73,000         742,000         815,000         352,000

   1/84          Fremont/Albrae                    636,000       2,040,000       2,676,000       1,061,000

   12/83         Tacoma                            553,000       1,509,000       2,062,000         754,000


                               PS PARTNERS II, LTD
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                  Costs
                                                                     Initial Cost               subsequent
                                                           ----------------------------------  to acquisition
       Date                                                                    Building &       Building &
     Acquired          Description          Encumbrances         Land         Improvement      Improvements
   -----------------------------------------------------------------------------------------------------------

   Mini-warehouses
   1/84          Belton                                -          175,000          858,000          385,000

   1/84          Gladstone                             -        $ 275,000      $ 1,799,000        $ 292,000

   1/84          Hickman/112                           -          257,000        1,848,000          336,000

   1/84          Holmes                                -          289,000        1,333,000          196,000

   1/84          Independence                          -          221,000        1,848,000          239,000

   1/84          Merriam                               -          255,000        1,469,000          267,000

   1/84          Olathe                                -          107,000          992,000          210,000

   1/84          Shawnee                               -          205,000        1,420,000          311,000

   1/84          Topeka                                -           75,000        1,049,000          164,000

   2/84          Unicorn/Knoxville                     -          662,000        1,887,000          323,000

   2/84          Central/Knoxville                     -          449,000        1,281,000          186,000

   3/84          Manassas                              -          320,000        1,556,000          311,000

   3/84          Pico Rivera                           -          743,000          807,000          288,000

   5/84          Raleigh/Departure                     -          302,000        2,484,000          326,000

   4/84          Milwaukie/Oregon                      -          289,000          584,000          207,000

                               PS PARTNERS II, LTD
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                  Gross Carrying Amount
                                                                  At December 31, 1996
                                             ------------------------------------------------------------------
       Date                                                   Building &                       Accumulated
     Acquired          Description               Land        Improvements        Total         Depreciation
   -----------------------------------------------------------------------------------------------------------

   Mini-warehouses
   1/84          Belton                            175,000       1,243,000       1,418,000         607,000

   1/84          Gladstone                       $ 275,000     $ 2,091,000     $ 2,366,000     $ 1,057,000

   1/84          Hickman/112                       257,000       2,184,000       2,441,000       1,094,000

   1/84          Holmes                            289,000       1,529,000       1,818,000         775,000

   1/84          Independence                      221,000       2,087,000       2,308,000       1,065,000

   1/84          Merriam                           255,000       1,736,000       1,991,000         854,000

   1/84          Olathe                            107,000       1,202,000       1,309,000         604,000

   1/84          Shawnee                           205,000       1,731,000       1,936,000         856,000

   1/84          Topeka                             75,000       1,213,000       1,288,000         614,000

   2/84          Unicorn/Knoxville                 662,000       2,210,000       2,872,000       1,127,000

   2/84          Central/Knoxville                 449,000       1,467,000       1,916,000         758,000

   3/84          Manassas                          320,000       1,867,000       2,187,000         943,000

   3/84          Pico Rivera                       743,000       1,095,000       1,838,000         557,000

   5/84          Raleigh/Departure                 302,000       2,810,000       3,112,000       1,417,000

   4/84          Milwaukie/Oregon                  289,000         791,000       1,080,000         395,000

                                      F-11

                               PS PARTNERS II, LTD
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                  Costs
                                                                     Initial Cost               subsequent
                                                           ----------------------------------  to acquisition
       Date                                                                    Building &       Building &
     Acquired          Description          Encumbrances         Land         Improvement      Improvements
   -----------------------------------------------------------------------------------------------------------

   Mini-warehouses
   7/84          Trevose/Old Lincoln                   -          421,000        1,749,000          305,000

   5/84          Virginia Beach                        -        $ 509,000      $ 2,121,000        $ 537,000

   5/84          Philadelphia/Grant                    -        1,041,000        3,262,000          355,000

   6/84          Lorton                                -          435,000        2,040,000          427,000

   6/84          Baltimore                             -          382,000        1,793,000          491,000

   6/84          Laurel                                -          501,000        2,349,000          568,000

     Business
   parks

   12/83         Lakewood                                       2,513,000        4,238,000        1,844,000

   3/84          Austin                                -        4,321,000        5,937,000        3,139,000

                                          --------------------------------------------------------------------
                 TOTAL                                 -     $ 17,414,000     $ 58,022,000     $ 15,200,000
                                          ====================================================================

                               PS PARTNERS II, LTD
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                 Gross Carrying Amount
                                                                 At December 31, 1996
                                            ------------------------------------------------------------------
       Date                                                  Building &                       Accumulated
     Acquired          Description              Land        Improvements        Total         Depreciation
   ----------------------------------------------------------------------------------------------------------

   Mini-warehouses
   7/84          Trevose/Old Lincoln              421,000       2,054,000       2,475,000         996,000

   5/84          Virginia Beach                 $ 509,000     $ 2,658,000     $ 3,167,000     $ 1,309,000

   5/84          Philadelphia/Grant             1,041,000       3,617,000       4,658,000       1,859,000

   6/84          Lorton                           435,000       2,467,000       2,902,000       1,229,000

   6/84          Baltimore                        382,000       2,284,000       2,666,000       1,145,000

   6/84          Laurel                           501,000       2,917,000       3,418,000       1,423,000

     Business
   parks

   12/83         Lakewood                       2,513,000       6,082,000       8,595,000       3,564,000

   3/84          Austin                         4,321,000       9,076,000      13,397,000       4,858,000

                                          -------------------------------------------------------------------
                 TOTAL                       $ 17,414,000    $ 73,222,000    $ 90,636,000    $ 37,683,000
                                          ===================================================================

                                      F-12


                              PS PARTNERS II, LTD.
                        A CALIFORNIA LIMITED PARTNERSHIP
                           REAL ESTATE RECONCILIATION
                            SCHEDULE III (CONTINUED)

(a) The following is a reconciliation of cost and related accumulated depreciation.

                       GROSS CARRYING COST RECONCILIATION

                                                                                  Years Ended December 31,
                                                                       ------------------------------------------------
                                                                            1996             1995            1994
                                                                       ------------------------------------------------
Balance at beginning of the period                                       $ 89,400,000    $ 88,597,000     $ 90,507,000

Additions during the period:

  Improvements, etc.                                                        1,236,000         803,000          727,000


Deductions during the period                                                        -               -       (2,637,000)

                                                                       ------------------------------------------------
Balance at the close of the period                                       $ 90,636,000    $ 89,400,000     $ 88,597,000
                                                                       ================================================


                                       ACCUMULATED DEPRECIATION RECONCILIATION

                                                                                  Years Ended December 31,
                                                                       ------------------------------------------------
                                                                            1996             1995            1994
                                                                       ------------------------------------------------


Balance at beginning of the period                                       $ 34,181,000    $ 30,887,000     $ 28,486,000

Additions during the period:

  Depreciation                                                              3,502,000       3,294,000        3,376,000


Deductions during the period                                                        -               -         (975,000)

                                                                       ------------------------------------------------
Balance at the close of the period                                       $ 37,683,000    $ 34,181,000     $ 30,887,000
                                                                       ================================================

(b) The aggregate cost of real estate for Federal income tax purposes is $90,126,000 at December 31, 1996.

                                      F-13