Form 10-Q
period 1997-06-30
PS PARTNERS II LTD
filed 1997-08-13
CIK 727069

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 1997

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from                 to
                               ---------------    ---------------

Commission File Number 0-11981
                       -------

                              PS PARTNERS II, LTD.
                           --------------------------
             (Exact name of registrant as specified in its charter)



          California                                          95-3878680
------------------------------                          ---------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                          Identification Number)


      701 Western Avenue
     Glendale, California                                    91201-2394
------------------------------                          ---------------------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code:  (818) 244-8080
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

                                    Yes X No
                                       ---  ---

                                      INDEX



PART I.   FINANCIAL INFORMATION

    Condensed consolidated balance sheets at June 30, 1997
          and December 31, 1996                                             2

    Condensed consolidated statements of income for the three
         and six months ended June 30, 1997 and 1996                        3

    Condensed consolidated statements of cash flows for the
         six months ended June 30, 1997 and 1996                          4-5

    Notes to condensed consolidated financial statements                  6-7

    Management's discussion and analysis of financial condition
         and results of operations                                       8-11

PART II.  OTHER INFORMATION

    (Items 1 through 5 are not applicable)

    Item 6 - Exhibits and Reports on Form 8-K                              12

                              PS PARTNERS II, LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                       June 30,          December 31,
                                                                                         1997               1996
                                                                                  ---------------------------------------
                                                                                     (Unaudited)
                                     ASSETS


        Cash and cash equivalents                                                       $ 863,000        $ 1,239,000

        Rent and other receivables                                                         80,000            123,000

        Real estate facilities, at cost:
           Land                                                                        10,580,000         17,414,000
           Buildings and equipment                                                     58,639,000         73,222,000
                                                                                  ---------------------------------------
                                                                                       69,219,000         90,636,000

           Less accumulated depreciation                                              (30,682,000)       (37,683,000)
                                                                                  ---------------------------------------
                                                                                       38,537,000         52,953,000

        Investment in real estate entity                                               13,934,000                  -

        Other assets                                                                      146,000            243,000
                                                                                  ---------------------------------------

                                                                                     $ 53,560,000       $ 54,558,000
                                                                                  =======================================


                        LIABILITIES AND PARTNERS' EQUITY


        Accounts payable                                                                $ 423,000          $ 519,000

        Advance payments from renters                                                     464,000            427,000

        Minority interest in general partnerships                                      14,999,000         15,069,000

        Partners' equity:
           Limited partners' equity,  $500 per unit, 128,000
               units authorized, issued and outstanding                                37,215,000         38,077,000
           General partner's equity                                                       459,000            466,000
                                                                                  ---------------------------------------

        Total partners' equity                                                         37,674,000         38,543,000
                                                                                  ---------------------------------------

                                                                                     $ 53,560,000       $ 54,558,000
                                                                                  =======================================

                            See accompanying notes.
                                       2

                              PS PARTNERS II, LTD.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)




                                                                     Three Months Ended                 Six Months Ended
                                                                          June 30,                          June 30,
                                                             --------------------------------------------------------------------
                                                                    1997            1996             1997             1996
                                                             --------------------------------------------------------------------

       REVENUE:

       Rental income                                            $ 3,404,000     $ 3,820,000      $ 6,657,000      $ 7,583,000
       Equity in income of real estate entity                       209,000               -          357,000                -
       Interest income                                               10,000          11,000           25,000           23,000
                                                             --------------------------------------------------------------------
                                                                  3,623,000       3,831,000        7,039,000        7,606,000
                                                             --------------------------------------------------------------------

       COSTS AND EXPENSES:

       Cost of operations                                         1,030,000       1,248,000        2,091,000        2,560,000
       Management fees                                              204,000         223,000          399,000          443,000
       Depreciation and amortization                                711,000         861,000        1,420,000        1,716,000
       Interest expense                                                   -               -                -           14,000
       Administrative                                                52,000          69,000           72,000           86,000
                                                             --------------------------------------------------------------------
                                                                  1,997,000       2,401,000        3,982,000        4,819,000
                                                             --------------------------------------------------------------------

       Income before minority interest                            1,626,000       1,430,000        3,057,000        2,787,000

       Minority interest in income                                 (436,000)       (419,000)        (820,000)        (784,000)
                                                             --------------------------------------------------------------------

       NET INCOME                                               $ 1,190,000     $ 1,011,000      $ 2,237,000      $ 2,003,000
                                                             ====================================================================

       Limited partners' share of net income
          ($14.90 per unit in 1997 and $13.63
          per unit in 1996)                                                                      $ 1,907,000      $ 1,745,000
       General partner's share of net income                                                         330,000          258,000
                                                                                              -----------------------------------
                                                                                                 $ 2,237,000      $ 2,003,000
                                                                                              ===================================

                            See accompanying notes.
                                       3

                              PS PARTNERS II, LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                          Six Months Ended
                                                                                              June 30,
                                                                              -----------------------------------------
                                                                                      1997                1996
                                                                              -----------------------------------------

     CASH FLOWS FROM OPERATING ACTIVITIES:

        Net income                                                                $ 2,237,000         $ 2,003,000

        Adjustments to reconcile net income to net cash provided by operating activities

            Depreciation and amortization                                           1,420,000           1,716,000
            Decrease in rent and other receivables                                     43,000              66,000
            Decrease (increase) in other assets                                        97,000             (37,000)
            Decrease in accounts payable                                              (96,000)            (27,000)
            Increase in advance payments from renters                                  37,000              52,000
            Equity in income of real estate entity                                   (357,000)                  -
            Minority interest in income                                               820,000             784,000
                                                                              -----------------------------------------

              Total adjustments                                                     1,964,000           2,554,000
                                                                              -----------------------------------------

              Net cash provided by operating activities                             4,201,000           4,557,000
                                                                              -----------------------------------------

     CASH FLOWS USED IN INVESTING ACTIVITIES:

        Investment in real estate entity                                               (3,000)                  -
        Additions to real estate facilities                                          (578,000)           (344,000)
                                                                              -----------------------------------------

              Net cash used in investing activities                                  (581,000)           (344,000)
                                                                              -----------------------------------------

     CASH FLOWS USED IN FINANCING ACTIVITIES:

        Principal payments on mortgage notes payable                                        -          (2,260,000)
        Distributions to holder of minority interest                                 (890,000)           (876,000)
        Contribution from holder of minority interest                                       -           1,438,000
        Distributions to partners                                                  (3,106,000)         (2,403,000)
                                                                              -----------------------------------------

              Net cash used in financing activities                                (3,996,000)         (4,101,000)
                                                                              -----------------------------------------

     Net (decrease) increase in cash and cash equivalents                            (376,000)            112,000

     Cash and cash equivalents at the beginning of the period                       1,239,000             904,000
                                                                              -----------------------------------------

     Cash and cash equivalents at the end of the period                             $ 863,000          $1,016,000
                                                                              =========================================

                            See accompanying notes.

                              PS PARTNERS II, LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   (Continued)

                                                                                              Six Months Ended
                                                                                              June 30,
                                                                                --------------------------------------
                                                                                       1997               1996
                                                                                --------------------------------------



   SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:


      Investment in real estate entity                                               $ (13,574,000)                $ -

      Transfer of real estate facilities for interest in real estate entity             13,574,000                   -


                            See accompanying notes.
                                       5

                              PS PARTNERS II, LTD.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (UNAUDITED)


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

2. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at June 30, 1997, the results of operations for the three and six months ended June 30, 1997 and 1996 and cash flows for the six months then ended.

3. The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

4. Effective January 2, 1997, Public Storage, Inc. ("PSI"), the Partnership's general partner, formed a new private real estate investment trust named American Office Park Properties, Inc. ("AOPP") which will focus its investment efforts on the ownership and management of commercial properties (also referred to as business park facilities). In connection with the formation of AOPP, PSI and affiliated partnerships transferred commercial properties to a newly created partnership underlying AOPP in exchange for limited partnership interests (AOPP and the underlying partnership collectively referred to as the "New REIT"). The Partnership participated in the initial transaction by exchanging its two commercial properties, one of which was owned jointly by the Partnership and PSI, for 576,250 limited partnership units, which represented approximately 8.6% of the initial capitalization of the partnership underlying AOPP.

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

     The Partnership accounts for its investment in New REIT using the equity method of accounting; accordingly, equity in earnings of real estate entity, as reflected on the Partnership's statement of income for the three and six months ended June 30, 1997, reflects the Partnership's pro rata share of the earnings of the New REIT. The investment was initially recorded at the Partnership's net book value of its properties exchanged for limited partnership units. The investment is subsequently adjusted for the Partnership's pro rata share of income and distributions from the underlying partnership of the New REIT.

                              PS PARTNERS II, LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations:
---------------------

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996:

     The Partnership's net income for the three months ended June 30, 1997 was $1,190,000 compared to $1,011,000 for the three months ended June 30, 1996, representing an increase of $179,000, or 18%. Excluding the 1996 operations for the Partnership's business park facilities as compared to the 1997 equity in income of real estate entity, the increase is due to an increase in the Partnership's mini-warehouse operations.

     Rental income for the Partnership's mini-warehouse operations was $3,404,000 compared to $3,264,000 for the three months ended June 30, 1997 and 1996, respectively, representing an increase of $140,000, or 4%. The increase in rental income was primarily attributable to increased rental rates at the Partnership's mini-warehouse facilities, partially offset by decreased average occupancy levels. The monthly average realized rent per square foot for the mini-warehouse facilities was $.64 compared to $.60 for the three months ended June 30, 1997 and 1996, respectively. The weighted average occupancy levels at the mini-warehouse facilities decreased from 92% to 90% for the three months ended June 30, 1996 and 1997, respectively. Cost of operations (including management fees) increased $107,000, or 9%, to $1,234,000 from $1,127,000 for the three months ended June 30, 1997 and 1996, respectively. This increase was primarily attributable to increases in repairs and maintenance, advertising, and property tax expenses. Accordingly, for the Partnership's mini-warehouse operations, property net operating income increased by $33,000, or 2%, from $2,137,000 to $2,170,000 for the three months ended June 30, 1996 and 1997, respectively.

     Effective January 2, 1997, Public Storage, Inc. ("PSI"), the Partnership's general partner, formed a new private real estate investment trust named American Office Park Properties, Inc. ("AOPP") which will focus its investment efforts on the ownership and management of commercial properties. In connection with the formation of AOPP, PSI and affiliated partnerships transferred commercial properties to a newly created partnership underlying AOPP in exchange for limited partnership interests (AOPP and the underlying partnership collectively referred to as the "New REIT"). The Partnership participated in the initial transaction by exchanging its two commercial properties, one of which was owned jointly by the Partnership and PSI, for 576,250 limited partnership units, which represented approximately 8.6% of the initial capitalization of the partnership underlying AOPP.

      The Partnership accounts for its investment in New REIT using the equity method of accounting. The following table summarizes the Partnership's equity in earnings from its investment in the New REIT for the three months ended June 30,

1997 compared to the operation of the exchanged business park facilities for the three months ended June 30, 1996:



                                                   Three Months Ended June 30,
                                                 ------------------------------
                                                      1997            1996
                                                 ------------------------------

Equity in earnings of real estate entity         $  209,000      $         -
Rental income                                             -          556,000
Cost of operations                                        -          344,000
                                                 --------------  --------------
Net operating income                                209,000          212,000
Depreciation                                              -          169,000
                                                 --------------  --------------
                                                 $  209,000        $  43,000
                                                 ==============  ==============

     Depreciation and amortization attributable to the Partnership's mini-warehouses increased $19,000 from $692,000 to $711,000 for the three months ended June 30, 1996 and 1997, respectively. This increase was primarily attributable to the depreciation of capital expenditures made during 1996 and 1997.

     Minority interest in income increased $17,000, or 4%, to $436,000 from $419,000 for the three months ended June 30, 1997 and 1996, respectively. This increase was primarily attributable to an increase in operations at the Partnership's real estate facilities owned jointly with PSI.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996:

     The Partnership's net income for the six months ended June 30, 1997 was $2,237,000 compared to $2,003,000 for the six months ended June 30, 1996, representing an increase of $234,000, or 12%. Excluding the 1996 operations for the Partnership's business park facilities as compared to the 1997 equity in income of real estate entity, the increase is due to an increase in the Partnership's mini-warehouse operations.

     Rental income for the Partnership's mini-warehouse operations was $6,657,000 compared to $6,413,000 for the six months ended June 30, 1997 and 1996, respectively, representing an increase of $244,000, or 4%. The increase in rental income was primarily attributable to increased rental rates at the Partnership's mini-warehouse facilities, partially offset by decreased average occupancy levels. The monthly average realized rent per square foot for the mini-warehouse facilities was $.63 compared to $.60 for the six months ended June 30, 1997 and 1996, respectively. The weighted average occupancy levels at the mini-warehouse facilities decreased from 90% to 89% for the six months ended June 30, 1996 and 1997, respectively. Cost of operations (including management fees) increased $157,000, or 7%, to $2,490,000 from $2,333,000 for the six months ended June 30, 1997 and 1996, respectively. This increase was primarily attributable to increases in advertising, office, and property tax expenses.

Accordingly, for the Partnership's mini-warehouse operations, property net operating income increased by $87,000, or 2%, from $4,080,000 to $4,167,000 for the six months ended June 30, 1996 and 1997, respectively.

     The Partnership accounts for its investment in New REIT using the equity method of accounting. The following table summarizes the Partnership's equity in earnings from its investment in the New REIT for the six months ended June 30, 1997 compared to the operation of the exchanged business park facilities for the six months ended June 30, 1996:


                                                    Six Months Ended June 30,
                                                 ------------------------------
                                                       1997            1996
                                                 --------------  --------------
Equity in earnings of real estate entity           $  357,000      $         -
Rental income                                               -        1,170,000
Cost of operations                                          -          670,000
                                                 --------------  --------------
Net operating income                                  357,000          500,000
Depreciation                                                -          350,000
                                                 --------------  --------------
                                                   $  357,000       $  150,000
                                                 ==============  ==============

     Depreciation and amortization attributable to the Partnership's mini-warehouses increased $54,000 from $1,366,000 to $1,420,000 for the six months ended June 30, 1996 and 1997, respectively. This increase was primarily attributable to the depreciation of capital expenditures made during 1996 and 1997.

     Minority interest in income was $820,000 in 1997 compared to $784,000 in 1996, representing an increase of $36,000, or 5%. This increase was primarily attributable to an increase in operations at the Partnership's real estate facilities owned jointly with PSI.

     Interest expense in 1996 represents interest on the Partnership's mortgage note payable that was repaid prior to maturity in March 1996.

Liquidity and Capital Resources
-------------------------------

     The Partnership has adequate sources of cash to finance its operations, both on a short-term and long-term basis, primarily from internally generated cash from property operations and cash reserves. Cash generated from operations ($4,201,000 for the six months ended June 30, 1997) has been sufficient to meet all current obligations of the Partnership.

     During 1997, the Partnership anticipates approximately $1,252,000 of capital improvements (of which $257,000 represents PSI's joint venture share). During 1995, the Partnership's property manager commenced a program to enhance the visual appearance of the mini-warehouse facilities. Such enhancements include new signs, exterior color schemes, and improvements to the rental offices. This program continued in 1997. Total capital improvements were $578,000 for the six months ended June 30, 1997 of which $460,000 represents the Partnership's share.

     The Partnership paid distributions to the limited and general partners totaling $2,767,000 ($21.62 per unit) and $339,000, respectively, during the first six months of 1997. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

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


                      DATED:           August 13, 1997
                                       PS PARTNERS II, LTD.

                      BY:              Public Storage, Inc.
                                       General Partner

                      BY:              /s/ John Reyes
                                       --------------

                                       Senior Vice President and Chief Financial
                                         Officer of Public Storage, Inc.
                                         (principal financial and accounting
                                         officer)