Form 10-Q
period 1997-09-30
PS PARTNERS II LTD
filed 1997-11-13
CIK 727069

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 1997
                     ------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from       to
                               ------  -------


Commission File Number 0-11981
                       -------

                                PS PARTNERS II, LTD.
             (Exact name of registrant as specified in its charter)
             -------------------------------------------------------


    California                                            95-3878680
-------------------------------          --------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)


   701 Western Avenue
   Glendale, California                                          91201-2394
----------------------------------------                ------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:  (818) 244-8080
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

                                    Yes X No
                                       --   --

                                      INDEX


PART I.   FINANCIAL INFORMATION

         Condensed consolidated balance sheets at September 30, 1997
               and December 31, 1996                                       2

         Condensed consolidated statements of income for the three
              and nine months ended September 30, 1997 and 1996            3

         Condensed consolidated statements of cash flows for the
              nine months ended September 30, 1997 and 1996              4-5

         Notes to condensed consolidated financial statements            6-7

         Management's discussion and analysis of financial condition
              and results of operations                                 8-11

PART II.  OTHER INFORMATION

         (Items 1 through 5 are not applicable)

         Item 6 - Exhibits and Reports on Form 8-K                        12

                              PS PARTNERS II, LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                            September 30,        December 31,
                                                                                 1997               1996
                                                                          ---------------------------------------
                                                                             (Unaudited)
                             ASSETS

Cash and cash equivalents                                                          $ 991,000        $ 1,239,000

Rent and other receivables                                                            86,000            123,000

Real estate facilities, at cost:
   Land                                                                           10,580,000         17,414,000
   Buildings and equipment                                                        59,036,000         73,222,000
                                                                          ---------------------------------------
                                                                                  69,616,000         90,636,000

   Less accumulated depreciation                                                 (31,405,000)       (37,683,000)
                                                                          ---------------------------------------
                                                                                  38,211,000         52,953,000

Investment in real estate entity                                                  14,118,000                  -

Other assets                                                                         144,000            243,000
                                                                          ---------------------------------------

                                                                                $ 53,550,000       $ 54,558,000
                                                                          =======================================


                        LIABILITIES AND PARTNERS' EQUITY


Accounts payable                                                                   $ 451,000          $ 519,000

Advance payments from renters                                                        437,000            427,000

Mortgage notes payable                                                                     -                  -

Minority interest in general partnerships                                         14,910,000         15,069,000

Partners' equity:
   Limited partners' equity,  $500 per unit, 128,000
      units authorized, issued and outstanding                                    37,293,000         38,077,000
   General partner's equity                                                          459,000            466,000
                                                                          ---------------------------------------

Total partners' equity                                                            37,752,000         38,543,000
                                                                          ---------------------------------------

                                                                                $ 53,550,000       $ 54,558,000
                                                                          =======================================


                             See accompanying notes.
                                        2

                              PS PARTNERS II, LTD.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)




                                                             Three Months Ended                Nine Months Ended
                                                               September 30,                     September 30,
                                                      --------------------------------------------------------------------
                                                           1997             1996             1997             1996
                                                      --------------------------------------------------------------------

REVENUE:

Rental income                                            $ 3,524,000     $ 3,928,000     $ 10,181,000     $ 11,511,000
Equity in income of real estate entity                       184,000               -          541,000                -
Interest income                                               14,000          16,000           39,000           39,000
                                                      --------------------------------------------------------------------
                                                           3,722,000       3,944,000       10,761,000       11,550,000
                                                      --------------------------------------------------------------------

COSTS AND EXPENSES:

Cost of operations                                         1,006,000       1,284,000        3,097,000        3,844,000
Management fees                                              212,000         230,000          611,000          673,000
Depreciation and amortization                                723,000         885,000        2,143,000        2,601,000
Interest expense                                                   -               -                -           14,000
Administrative                                                36,000          37,000          108,000          123,000
                                                      --------------------------------------------------------------------
                                                           1,977,000       2,436,000        5,959,000        7,255,000
                                                      --------------------------------------------------------------------

Income before minority interest                            1,745,000       1,508,000        4,802,000        4,295,000

Minority interest in income                                 (466,000)       (440,000)      (1,286,000)      (1,224,000)
                                                      --------------------------------------------------------------------

NET INCOME                                               $ 1,279,000     $ 1,068,000      $ 3,516,000      $ 3,071,000
                                                      ====================================================================

Limited partners' share of net income
   ($23.86 per unit in 1997 and $20.97
   per unit in 1996)                                                                      $ 3,054,000      $ 2,684,000
General partner's share of net income                                                         462,000          387,000
                                                                                       ---------------------------------
                                                                                          $ 3,516,000      $ 3,071,000
                                                                                       ===================================
                             See accompanying notes.
                                        3

                              PS PARTNERS II, LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                           -----------------------------------------
                                                                                  1997                 1996
                                                                           -----------------------------------------

Cash flows from operating activities:
   Net income                                                                      $ 3,516,000         $ 3,071,000

   Adjustments to reconcile net income to net cash provided by operating activities

       Depreciation and amortization                                                 2,143,000           2,601,000
       Decrease in rent and other receivables                                           37,000              28,000
       Decrease (increase) in other assets                                              99,000             (60,000)
       (Decrease) increase in accounts payable                                         (68,000)             88,000
       Increase in advance payments from renters                                        10,000               6,000
       Equity in income of real estate entity                                         (541,000)                  -
       Minority interest in income                                                   1,286,000           1,224,000
                                                                           -----------------------------------------

         Total adjustments                                                           2,966,000           3,887,000
                                                                           -----------------------------------------

         Net cash provided by operating activities                                   6,482,000           6,958,000
                                                                           -----------------------------------------

Cash flows used in investing activities:

   Investment in real estate entity                                                     (3,000)                  -
   Additions to real estate facilities                                                (975,000)           (665,000)
                                                                           -----------------------------------------

         Net cash used in investing activities                                        (978,000)           (665,000)
                                                                           -----------------------------------------

Cash flows used in financing activities:

   Principal payments on mortgage notes payable                                              -          (2,260,000)
   Distributions to holder of minority interest                                     (1,445,000)         (1,384,000)
   Contribution from holder of minority interest                                             -           1,438,000
   Distributions to partners                                                        (4,307,000)         (3,603,000)
                                                                           -----------------------------------------

         Net cash used in financing activities                                      (5,752,000)         (5,809,000)
                                                                           -----------------------------------------

Net (decrease) increase in cash and cash equivalents                                  (248,000)            484,000

Cash and cash equivalents at the beginning of the period                             1,239,000             904,000
                                                                           -----------------------------------------

Cash and cash equivalents at the end of the period                                   $ 991,000         $ 1,388,000
                                                                           =========================================

                             See accompanying notes.
                                        4

                              PS PARTNERS II, LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   (Continued)


                                                                                       Nine Months Ended
                                                                                         September 30,
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


                             See accompanying notes.
                                        5

                              PS PARTNERS II, LTD.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)




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

2. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at September 30, 1997, the results of operations for the three and nine months ended September 30, 1997 and 1996 and cash flows for the nine months then ended.

3. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

          The Partnership accounts for its investment in New REIT using the equity method of accounting; accordingly, equity in earnings of real estate entity, as reflected on the Partnership's statement of income for the three and nine months ended September 30, 1997, reflects the Partnership's pro rata share of the earnings of the New REIT. The investment was initially recorded at the Partnership's net book value of its properties exchanged for limited partnership units. The investment is subsequently adjusted for the Partnership's pro rata share of income and distributions from the underlying partnership of the New REIT.

                              PS PARTNERS II, LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations:
----------------------

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996:

     The Partnership's net income for the three months ended September 30, 1997 was $1,279,000 compared to $1,068,000 for the three months ended September 30, 1996, representing an increase of $211,000, or 20%. Excluding the 1996 operations for the Partnership's business park facilities as compared to the 1997 equity in income of real estate entity, the increase is due to an increase in the Partnership's mini-warehouse operations.

     Rental income for the Partnership's mini-warehouse operations was $3,524,000 compared to $3,349,000 for the three months ended September 30, 1997 and 1996, respectively, representing an increase of $175,000, or 5%. The increase in rental income was primarily attributable to increased rental rates at the Partnership's mini-warehouse facilities, partially offset by decreased average occupancy levels. The monthly average realized rent per square foot for the mini-warehouse facilities was $.65 compared to $.61 for the three months ended September 30, 1997 and 1996, respectively. The weighted average occupancy levels at the mini-warehouse facilities decreased from 93% to 92% for the three months ended September 30, 1996 and 1997, respectively. Cost of operations (including management fees) increased $44,000, or 4%, to $1,218,000 from $1,174,000 for the three months ended September 30, 1997 and 1996, respectively. This increase was primarily attributable to increases in advertising and property tax expenses. Accordingly, for the Partnership's mini-warehouse operations, property net operating income increased by $131,000, or 6%, from $2,175,000 to $2,306,000 for the three months ended September 30, 1996 and 1997, respectively.

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

     The Partnership accounts for its investment in New REIT using the equity method of accounting. The following table summarizes the Partnership's equity in earnings from its investment in the New REIT for the three months ended
September 30, 1997 compared to the operation of the exchanged business park facilities for the three months ended September 30, 1996:



                                                Three Months Ended September 30,
                                                --------------------------------
                                                   1997                  1996
                                                -------------     --------------

 Equity in earnings of real estate entity         $  184,000      $         -
 Rental income                                             -          579,000
 Cost of operations                                        -          340,000
 Net operating income                                184,000          239,000
 Depreciation                                              -          196,000
                                                -------------     --------------
                                                  $  184,000        $  43,000
                                                =============     ==============


     Depreciation and amortization attributable to the Partnership's mini-warehouses increased $34,000 from $689,000 to $723,000 for the three months ended September 30, 1996 and 1997, respectively. This increase was primarily attributable to the depreciation of capital expenditures made during 1996 and 1997.

     Minority interest in income increased $26,000, or 6%, to $466,000 from $440,000 for the three months ended September 30, 1997 and 1996, respectively. This increase was primarily attributable to an increase in operations at the Partnership's real estate facilities owned jointly with PSI.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996:

     The Partnership's net income for the nine months ended September 30, 1997 was $3,516,000 compared to $3,071,000 for the nine months ended September 30, 1996, representing an increase of $445,000, or 14%. Excluding the 1996 operations for the Partnership's business park facilities as compared to the 1997 equity in income of real estate entity, the increase is due to an increase in the Partnership's mini-warehouse operations, partially offset by increased minority interest in income for those properties held jointly with PSI.

     Rental income for the Partnership's mini-warehouse operations was $10,181,000 compared to $9,761,000 for the nine months ended September 30, 1997 and 1996, respectively, representing an increase of $420,000, or 4%. The increase in rental income was primarily attributable to increased rental rates at the Partnership's mini-warehouse facilities, partially offset by decreased average occupancy levels. The monthly average realized rent per square foot for the mini-warehouse facilities was $.64 compared to $.60 for the nine months ended September 30, 1997 and 1996, respectively. The weighted average occupancy levels at the mini-warehouse facilities decreased from 91% to 90% for the nine months ended September 30, 1996 and 1997, respectively. Cost of operations (including management fees) increased $200,000, or 6%, to $3,708,000 from $3,508,000 for the nine months ended September 30, 1997 and 1996, respectively. This increase was primarily attributable to increases in advertising, property tax, management, and office expenses. Accordingly, for the Partnership's mini-warehouse operations, property net operating income increased by $220,000, or 4%, from $6,253,000 to $6,473,000 for the nine months ended September 30, 1996 and 1997, respectively.

     The Partnership accounts for its investment in New REIT using the equity method of accounting. The following table summarizes the Partnership's equity in earnings from its investment in the New REIT for the nine months ended September 30, 1997 compared to the operation of the exchanged business park facilities for the nine months ended September 30, 1996:

                                                 Nine Months Ended September 30,
                                                -------------------------------
                                                      1997               1996
                                                --------------    -------------
   Equity in earnings of real estate entity        $  541,000       $         -
   Rental income                                            -         1,750,000
   Cost of operations                                       -         1,009,000
                                                --------------    -------------
   Net operating income                               541,000           741,000
   Depreciation                                             -           546,000
                                                --------------    -------------
                                                   $  541,000        $  195,000
                                                ==============    =============




     Depreciation and amortization attributable to the Partnership's mini-warehouses increased $88,000 from $2,055,000 to $2,143,000 for the nine months ended September 30, 1996 and 1997, respectively. This increase was primarily attributable to the depreciation of capital expenditures made during 1996 and 1997.

     Minority interest in income was $1,286,000 in 1997 compared to $1,224,000 in 1996, representing an increase of $62,000, or 5%. This increase was primarily attributable to an increase in operations at the Partnership's real estate facilities owned jointly with PSI.

     Interest expense in 1996 represents interest on the Partnership's mortgage note payable that was repaid prior to maturity in March 1996.

Liquidity and Capital Resources
-------------------------------

     The Partnership has adequate sources of cash to finance its operations, both on a short-term and long-term basis, primarily from internally generated cash from property operations and cash reserves. Cash generated from operations ($6,482,000 for the nine months ended September 30, 1997) has been sufficient to meet all current obligations of the Partnership.

     During 1997, the Partnership anticipates approximately $1,252,000 of capital improvements (of which $257,000 represents PSI's joint venture share). During 1995, the Partnership's property manager commenced a program to enhance the visual appearance of the mini-warehouse facilities. Such enhancements include new signs, exterior color schemes, and improvements to the rental offices. This program continued in 1997. Total capital improvements were
$975,000 for the nine months ended September 30, 1997 of which $768,000 represents the Partnership's share.

     The Partnership paid distributions to the limited and general partners totaling $3,837,000 ($29.98 per unit) and $470,000, respectively, during the first nine months of 1997. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

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


                               DATED:  November 12, 1997
                                       PS PARTNERS II, LTD.
                               BY:     Public Storage, Inc.
                                       General Partner

                               BY:     /s/ John Reyes
                                       ---------------------------------
                                       Senior Vice President and Chief Financial
                                         Officer of Public Storage, Inc.
                                         (principal financial and accounting
                                          officer)