Form 10-K
period 1997-12-31
PS PARTNERS II LTD
filed 1998-03-30
CIK 727069

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 1997
                          -----------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from               to
                              ---------------  ---------------

Commission File Number 0-11981
                       -------

                              PS PARTNERS II, LTD.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                    California                                      95-3878680
-----------------------------------------------          ---------------------
         (State or other jurisdiction of                      (I.R.S. Employer
         incorporation or organization)                 Identification Number)

                701 Western Avenue
               Glendale, California                                 91201-2394
-----------------------------------------------          ---------------------
     (Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code:  (818) 244-8080
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest
                                (Title of class)

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

         Through 1996, the Partnership's commercial properties were managed by Public Storage Commercial Properties Group, Inc. ("PSCPG") pursuant to a Management Agreement. In January 1997, the Partnership and PSI and other related partnerships transferred a total of 35 business parks to PS Business Parks, L.P. ("PSBPLP"), formerly known as American Office Park Properties, L.P., an operating partnership formed to own and operate business parks in which PSI has a significant interest. Included among the properties transferred were the Partnership's business parks in exchange for a partnership interest in PSBPLP. Until March 17, 1998, the general partner of PSBPLP was American Office Park Properties, Inc., an affiliate of PSI. On March 17, 1998, American Office Park Properties, Inc. was merged into Public Storage Properties XI, Inc., which changed its name to PS Business Parks, Inc. ("PSBP"). PSBP is a REIT affiliated with PSI, and is publicly traded on the American Stock Exchange. As a result of the merger, PSBP became the general partner of PSBPLP (which changed its name from American Office Park Properties, L.P. to PS Business Parks, L.P.). See Item 13.

         PSI's current relationship with the Partnership includes (i) the joint ownership of 27 of the Partnership's 33 properties (which excludes the properties transferred to PSBPLP in January 1997), (ii) PSI is a co-general partner along with Hughes, who is chairman of the board and chief executive officer of PSI, (iii) as of December 31, 1997, PSI owned approximately 73.81% of the Partnership's limited partnership units and (iv) PSI is the operator of the Partnership's mini-warehouse facilities.

Investments in Facilities
-------------------------

         The Partnership owns interests in 33 properties (excluding the properties transferred to PSBPLP in January 1997); 27 of such properties are held in a general partnership comprised of the Partnership and PSI . One property is a leasehold interest in a mini-warehouse property in Raleigh, North Carolina. The Partnership purchased its last property in July, 1984. Reference is made to the table in Item 2 for a summary of information about the Partnership's properties.

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

Commercial Properties
---------------------

         Through 1996, the Partnership owned and operated an office building in Lakewood, California and a retail office warehouse center in Austin, Texas which were transferred to PSBPLP in January 1997 in exchange for a partnership interest in PSBPLP.

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

Operating Strategies
--------------------

         The Partnership's mini-warehouses are operated by PSI under the "Public Storage" name, which the Partnership believes is the most recognized name in the mini-warehouse industry. The major elements of the Partnership's operating strategies are as follows:

              * Capitalize on Public Storage's name recognition. PSI, together with its predecessor, has more than 20 years of operating experience in the mini-warehouse business. PSI has informed the Partnership that it is the largest mini-warehouse facility operator in the United States in terms of both number of facilities and rentable space operated. PSI believes that its marketing and advertising programs improve its competitive position in the market. PSI's in-house Yellow Pages staff designs and places advertisements in approximately 700 directories. Commencing in early 1996, PSI began to experiment with a telephone reservation system designed to provide added customer service. Customers calling either PSI's toll-free referral system, (800)
              44-STORE, or a mini-warehouse facility are directed to PSI's reservation system where a trained representative discusses with the customer space requirements, price and location preferences and also informs the customer of other products and services provided by PSI. As of December 31, 1997, the telephone reservation system was supporting rental activity at all of the Partnership's properties. PSI's toll-free telephone referral system services approximately 160,000 calls per month from potential customers inquiring as to the nearest Public Storage mini-warehouse.

              * Maintain high occupancy levels and increase realized rents. Subject to market conditions, the Partnership generally seeks to achieve average occupancy levels in excess of 90% and to eliminate promotions prior to increasing rental rates. The monthly average realized rent per occupied square foot for the mini-warehouse facilities was $.64 in 1997 compared to $.61 in 1996. The weighted average occupancy levels at the mini-warehouse facilities were 90% in 1997 compared to 91% in 1996. The Partnership has increased rental rates in many markets where it has achieved high occupancy levels and eliminated or minimized promotions.

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

              * Professional property operation. In addition to the approximately 150 support personnel at the Public Storage corporate offices, there are approximately 2,700 on-site personnel who manage the day-to-day operations of the mini-warehouses in the Public Storage system. These on-site personnel are supervised by 110 district managers, 15 regional managers and 3 divisional managers (with an average of 13 years experience in the mini-warehouse industry) who report to the president of the mini-warehouse property operator (who has 14 years of experience with the Public Storage organization). PSI carefully selects and extensively trains the operational and support personnel and offers them a progressive career path. See "Mini-warehouse Property Operator."

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

Commercial Property Operator
----------------------------

         Through 1996, the Partnership's commercial properties were managed by PSCPG, now known as PS Business Parks, Inc., pursuant to a Management Agreement. In January 1997, the Partnership transferred its commercial properties to PSBPLP in exchange for a partnership interest.

Competition
-----------

         Competition in the market areas in which the Partnership operates is significant and affects the occupancy levels, rental rates and operating expenses of certain of the Partnership facilities. Competition may be accelerated by any increase in availability of funds for investment in real estate. Recent increases in plans for development of mini-warehouses are expected to further intensify competition among mini-warehouse operators in certain market areas. In addition to competition from mini-warehouses operated by PSI, there are three other national firms and numerous regional and local operators. The Partnership believes that the significant operating and financial experience of PSI's executive officers and directors and the "Public Storage" name, should enable the Partnership to continue to compete effectively with other entities.

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

         A corporation, in which PSI had a 95% economic interest and the Hughes Family has a 5% economic interest, sells locks, boxes and tape to tenants to be used in securing their spaces and moving their goods. PSI believes that the availability of locks, boxes and tape for sale promotes the rental of spaces.

Employees
---------

         There are 114 persons who render services on behalf of the Partnership. These persons include resident managers, assistant managers, relief managers, area managers, and administrative personnel. Some of these employees may be employed on a part-time basis and may also be employed by other persons, partnerships, REITs or other entities owning facilities operated by PSI or PSBPLP.

Impact of Year 2000
-------------------

         PSI has completed an initial assessment of its computer systems. The majority of the computer programs were installed or upgraded over the past few years and are Year 2000 compliant. Some of the older computer programs utilized by PSI were written without regard for Year 2000 issues and could cause a system failure or miscalculations with possible disruption of operations. Each of these computer programs and systems has been evaluated to be upgraded or replaced as part of PSI's Year 2000 project.

         The cost of the Year 2000 project will be allocated to all entities that use the PSI computer systems. The cost of the Year 2000 project which is expected to be allocated to the Partnership is approximately $99,000. The cost of new software will be capitalized and the cost of maintenance to existing systems will be expensed as incurred.

         The project is expected to be completed by March 31, 1999 which is prior to any anticipated impact on operating systems. PSI believes that with modifications to existing software and, in some instances, the conversion to new software, the Year 2000 issue will not pose significant operational problems. However, if such modifications are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Partnership.

         The costs of the project and the date on which PSI believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.


ITEM 2.           PROPERTIES.
                  -----------
         The following table sets forth information as of December 31, 1997, about properties owned by the Partnership. Twenty seven of these properties were acquired jointly with PSI and were contributed to general partnerships comprised of the Partnership and PSI .

                              Net          Number
                            Rentable         of          Date of       Ownership
Location                  Square Feet      Spaces      Acquisition    Percentage
---------------------     -----------     --------     -----------    ----------
CALIFORNIA
Fremont                       60,700         604         01/13/84          70.0%
   Albrae Street
Pico                          47,400         398         03/01/84          50.0
   Bermudez Street

                              Net          Number
                            Rentable         of          Date of       Ownership
Location                  Square Feet      Spaces      Acquisition    Percentage
---------------------     -----------     --------     -----------    ----------
GEORGIA
Augusta                       40,300         395         12/09/83          81.5%
   Crescent Drive
Marietta                      29,700         258         03/30/84          75.0
   S. Cobb Drive

KANSAS
Olathe                        41,800         287         01/19/84          74.4
   E. Spruce
Shawnee                       64,100         432         01/19/84          74.4
   W. 63rd St.
Topeka                        50,000         376         01/19/84          74.4
   SW 41st St.
Merriam                       59,000         458         01/19/84          74.4
   W. Frontage

MARYLAND
Baltimore                     77,200         807         06/27/84         100.0
   Shannon Road
Baltimore                     49,000         600         06/27/84         100.0
   Laurel Bowie Road
Belton                        42,900         366         01/19/84          74.4
   S. 71 Fwy.
Gladstone                     74,900         590         01/19/84          74.4
   N. Oak Trafficway
Independence                  78,300         554         01/19/84          74.4
   E. 31st St.
Kansas City                   74,100         534         01/19/84          74.4
   E. 112th Terrace
Kansas City                   52,300         465         01/19/84          74.4
   Holmes

NORTH CAROLINA
Charlotte                     53,900         435         12/09/83          81.5
   South Blvd.
Greensboro                    41,900         406         12/09/83          81.5
   Electra Drive
Greensboro                    62,200         651         12/09/83          81.5
   W. Market St.
Raleigh                      105,100         567         05/16/84          53.0
   Departure Dr.
Raleigh                       52,300         439         12/09/83         100.0
   Yonkers Rd

OREGON
Milwaukee                     34,400         384         04/18/84         100.0
   SE McLoughlin Blvd.

                              Net          Number
                            Rentable         of          Date of       Ownership
Location                  Square Feet      Spaces      Acquisition    Percentage
---------------------     -----------     --------     -----------    ----------
PENNSYLVANIA
Philadelphia                 110,300       1,178         05/21/84          36.1%
   Grant Ave.
Trevose                       62,500         787         07/03/84          67.8
   Old Lincoln Highway

RHODE ISLAND
Cranston                      28,700         302         01/24/85          64.6
   Pontiac - 71
   Freeway Dr.
N. Providence                 35,600         386         04/19/84          90.0
   Mineral Springs Ave.

SOUTH CAROLINA
Columbia                      67,300         596         12/09/83          81.5
   Broad River Rd

TENNESSEE
Knoxville                     62,100         578         02/16/84          81.9
   E. Central
   Ave. Pike
Knoxville                     97,400         801         02/16/84          81.9
   Unicorn Drive

VIRGINIA
Lorton                        55,500         576         06/27/84         100.0
   Richmond Hwy
Manassas Balls                44,000         435         03/26/84          41.6
   Ford Rd.
Richmond                      65,700         518         12/09/83          81.5
   Jefferson Davis
Virginia Beach                99,400         762         05/18/84         100.0
   Independence

WASHINGTON
Tacoma                        52,300         666         01/03/84          90.0
   24th St. W.

         The weighted average occupancy level for the mini-warehouse facilities was 90% in 1997 compared to 91% in 1996. The monthly average realized rent per square foot for the mini-warehouse facilities was $.64 in 1997 compared to $.61 in 1996.

         Substantially all of the Partnership's facilities were acquired prior to the time that it was customary to conduct extensive environmental investigations in connection with the property acquisitions. During the fourth quarter of 1995, an independent environmental consulting firm completed environmental assessments on the Partnership's properties to evaluate the environmental condition of, and potential environmental liabilities of such properties. Based on the assessments, the Partnership believes that it is probable that it will incur costs totaling $68,000 after December 31, 1997 for known environmental remediation requirements. Although there can be no assurance, the Partnership is not aware of any unaccrued environmental contamination of its facilities which individually or in the aggregate would be material to the Partnership's overall business, financial condition, or results of operations.

ITEM 3.           LEGAL PROCEEDINGS.
                  ------------------
         No material legal proceeding is pending against the Partnership.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
                  ----------------------------------------------------
         No matters were submitted to a vote of security holders during the fourth quarter of 1997.



                                     PART II

ITEM 5.           MARKET FOR THE PARTNERSHIP'S COMMON EQUITY AND RELATED
                  ------------------------------------------------------
                  STOCKHOLDER MATTERS.
                  --------------------

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

         Exclusive of the General Partners' interest in the Partnership, as of December 31, 1997, there were approximately 1,639 record holders of Units.

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

ITEM 6.           SELECTED FINANCIAL DATA.
                  ------------------------

                                                                    For the Years Ended December 31,
                                              ------------------------------------------------------------------------
                                                1997           1996            1995            1994           1993
                                              -----------  --------------  -------------  -------------  -------------
                                                                    (In thousands, except per Unit data)

Revenues                                     $ 14,369        $ 15,456       $ 15,088        $ 14,881        $ 13,827

Depreciation and amortization                   2,887           3,502          3,293           3,419           3,688

Interest expense                                    -              14            177             285             698

Income before gain on -                         4,634           4,114          4,185           3,498           2,106
   disposition of real estate facility
   and early extinguishment of debt

Net income                                      4,634           4,114          4,185           3,722           3,053

    Limited partners' share                     4,043           3,597          3,262           3,528           2,866

    General partners' share                       591             517            923             194             187

Limited partners' per unit data(a)

    Net income                                 $ 31.59         $ 28.10        $ 25.48         $ 27.56         $ 22.39

    Cash distributions (b) (c)                 $ 38.34         $ 33.44        $ 61.97         $ 11.00         $ 11.00

As of December 31,
------------------

Cash and cash equivalents                      $ 1,085         $ 1,239          $ 904         $ 3,258         $ 1,083

Total assets                                  $ 53,252        $ 54,558       $ 56,371        $ 61,149        $ 63,334

Mortgage notes payable                             $ -             $ -        $ 2,260         $ 2,326         $ 7,285

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

(c) The General Partners distributed, concurrent with the distribution for the first quarter of 1997, a portion of the operating reserve of the Partnership estimated to be $4.90.

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             -----------------------------------------------------------
             AND RESULTS OF OPERATIONS.
             --------------------------

Results of Operations
---------------------


         YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996:

         The Partnership's net income was $4,634,000 in 1997 compared to $4,114,000 in 1996, representing an increase of $520,000, or 13%. Excluding the 1996 operations for the Partnership's business park facilities as compared to the 1997 equity in income of real estate partnership, the increase is due to an increase in the Partnership's mini-warehouse operations, partially offset by increased minority interest in income for those properties held jointly with PSI.

         Rental income for the Partnership's mini-warehouse operations was $13,617,000 in 1997 compared to $13,049,000 during 1996, representing an increase of $568,000, or 4%. The increase in rental income was primarily attributable to increased rental rates at the Partnership's mini-warehouse facilities, partially offset by decreased average occupancy levels. The monthly average realized rent per square foot for the mini-warehouse facilities was $.64 in 1997 compared to $.61 in 1996. The weighted average occupancy levels at the mini-warehouse facilities decreased from 91% in 1996 to 90% in 1997. Cost of operations (including management fees) increased $222,000, or 5%, to $4,973,000 during 1997 from $4,751,000 in 1996, respectively. This increase was primarily attributable to increases in advertising, property tax, and management expenses. Accordingly, for the Partnership's mini-warehouse operations, property net operating income increased by $346,000, or 4%, from $8,298,000 in 1996 to $8,644,000 during 1997.

         The following table summarizes the Partnership's operating income, net of depreciation, from its investment in PSBPLP in 1997 compared to that of the exchanged business park facilities during 1996:

                                                       1997             1996
                                                   ------------     -----------
Equity in earnings of real estate partnership      $  694,000       $        -
Rental income                                               -        2,347,000
Cost of operations                                          -        1,286,000
                                                   ------------     -----------
Net operating income                                  694,000        1,061,000
Depreciation                                                -          747,000
                                                   ------------     -----------
Operating income, net of depreciation              $  694,000       $  314,000
                                                   ============     ===========

         The difference in operating income, net of depreciation, in 1997 and 1996 is primarily due to the effect of depreciation and an improvement in proeprty operations.

         Depreciation and amortization attributable to the Partnership's mini-warehouses increased $132,000 from $2,755,000 to $2,887,000 in 1997. This increase was primarily attributable to the depreciation of capital expenditures made during 1996 and 1997.

         Minority interest in income was $1,732,000 in 1997 compared to $1,637,000 in 1996, representing an increase of $95,000, or 6%. This increase was primarily attributable to an increase in operations at the Partnership's real estate facilities owned jointly with PSI.

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

         Minority interest in income increased by $138,000, or 9%, in 1996 compared to 1995. This increase was primarily attributable to an increase in operations at the Partnership's real estate facilities owned jointly with PSI, partially offset by the allocation of depreciation and amortization expense (pursuant to the partnership agreement with respect to those real estate facilities which are jointly owned with PSI) to PSI of $347,000 compared to $328,000 for 1996 and 1995, respectively

Liquidity and Capital Resources
-------------------------------

         The Partnership has adequate sources of cash to finance its operations, both on a short-term and long-term basis, primarily by internally generated cash from property operations combined with cash on hand at December 31, 1997 of $1,085,000.

         Cash flows from operating activities ($8,363,000 for the year ended December 31, 1997) have been sufficient to meet all current obligations of the Partnership. Total capital improvements were $1,461,000, $1,236,000 and $803,000 in 1997, 1996, and 1995, respectively. The increase in 1996 capital improvements is primarily attributable to painting and roofing improvements at the Partnership's mini-warehouse facilities, combined with tenant improvements at the Partnership's Lakewood, CA business park facility. The increase in 1997 is primarily attributable to roofing, office, and parking and driveway improvements at the Partnership's mini-warehouse facilities. During 1998, the Partnership anticipates approximately $1,050,000 of capital improvements (including PSI 's joint venture share of $208,000). During 1995, the Partnership's property manager commenced a program to enhance the visual appearance of the mini-warehouse facilities. Such enhancements include new signs, exterior color schemes, and improvements to the rental offices.

         In March 1996, the Partnership repaid early its remaining mortgage note payable, utilizing cash reserves.

         Total distributions paid to the General Partners and the limited partners (including the per Unit amounts) for 1997 and prior years were as follows:
                                Total                Per Unit
                             ----------              --------
             1997            $5,507,000               $38.34
             1996             4,804,000                33.44
             1995             8,902,000                61.97
             1994             1,582,000                11.00
             1993             1,582,000                11.00
             1992             1,582,000                11.00
             1991             2,708,000                18.85
             1990             1,077,000                 7.50
             1989             4,310,000                30.00
             1988             4,309,000                30.00
             1987             4,310,000                30.00
             1986             4,669,000                32.50
             1985             5,747,000                40.00
             1984             3,239,000                22.54

         During 1990 and 1992, distribution levels were reduced to enable the Partnership to retire short term borrowings due to PSI and prepay mortgage notes which were scheduled to mature in 1992, 1993 and 1994 (such mortgage notes having balloon payments at maturity). The 1992 distribution includes a special distribution of cash reserves of approximately $3.60 per Unit The 1995 distribution includes a special distribution of cash reserves and proceeds from the Weymouth property condemnation of approximately $31.32 per Unit. The 1997 distribution includes a special distribution of cash reserves of approximately $4.90 per Unit. Future distribution levels will be based upon cash flows available for distributions (cash flows from operations less capital improvements, distributions to minority interest and necessary cash reserves).

Impact of Year 2000
-------------------

         PSI has completed an initial assessment of its computer systems. The majority of the computer programs were installed or upgraded over the past few years and are Year 2000 compliant. Some of the older computer programs utilized by PSI were written without regard for Year 2000 issues and could cause a system failure or miscalculations with possible disruption of operations. Each of these computer programs and systems has been evaluated to be upgraded or replaced as part of PSI's Year 2000 project.

         The cost of the Year 2000 project will be allocated to all entities that use the PSI computer systems. The cost of the Year 2000 project which is expected to be allocated to the Partnership is approximately $99,000. The cost of new software will be capitalized and the cost of maintenance to existing systems will be expensed as incurred.

         The project is expected to be completed by March 31, 1999 which is prior to any anticipated impact on operating systems. PSI believes that with modifications to existing software and, in some instances, the conversion to new software, the Year 2000 issue will not pose significant operational problems. However, if such modifications are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Partnership.

         The costs of the project and the date on which PSI believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.



ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
             --------------------------------------------


         The Partnership's financial statements are included elsewhere herein. Reference is made to the Index to Consolidated Financial Statements and Financial Statement Schedules in Item 14(a).

Item 9.      DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
             -----------------------------------------------------

         None.

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP.
             ----------------------------------------------------

         The Partnership has no directors or executive officers.

         The Partnership's General Partners are PSI and B. Wayne Hughes. PSI, acting through its directors and executive officers, and Mr. Hughes manage and make investment decisions for the Partnership. The Partnership's mini-warehouse properties are managed by PSI pursuant to a Management Agreement. Through 1996, the Partnership's commercial properties were managed by PSCPG, now known as PS Business Parks, Inc., pursuant to a Management Agreement. In January 1997, the
Partnership transferred its business parks to PSBPLP in exchange for a partnership interest in PSBPLP.

         The names of all directors and executive officers of PSI, the offices held by each of them with PSI, and their ages and business experience during the past five years are as follows:


            Name                            Positions with PSI
-----------------------      -------------------------------------------------

B. Wayne Hughes              Chairman of the Board and Chief Executive Officer
Harvey Lenkin                President and Director
B. Wayne Hughes, Jr.         Vice President and Director
John Reyes                   Senior Vice President and Chief Financial Officer
Carl B. Phelps               Senior Vice President
Obren B. Gerich              Senior Vice President
Marvin M. Lotz               Senior Vice President
David Goldberg               Senior Vice President and General Counsel
A. Timothy Scott             Senior Vice President and Tax Counsel
David P. Singelyn            Vice President and Treasurer
Sarah Hass                   Vice President and Secretary
Robert J. Abernethy          Director
Dann V. Angeloff             Director
William C. Baker             Director
Thomas J. Barrack, Jr.       Director
Uri P. Harkham               Director

         B. Wayne Hughes, age 64, a general partner of the Partnership, has been a director of PSI since its organization in 1980 and was President and Co-Chief Executive Officer from 1980 until November 1991 when he became Chairman of the Board and sole Chief Executive Officer. Mr. Hughes has been active in the real estate investment field for over 25 years. He is the father of B. Wayne Hughes, Jr.

         Harvey Lenkin, age 61, has been employed by PSI for 20 years and became President and a director of PSI in November 1991. Mr. Lenkin is a director of the National Association of Real Estate Investment Trusts (NAREIT).

         B. Wayne Hughes, Jr., age 38, became a director of PSI in January 1998. He has been Vice President - Acquisitions of the Company since 1992. He is the son of B. Wayne Hughes.

         John Reyes, age 37, a certified public accountant, joined PSI in 1990 and was controller of PSI from 1992 until December 1996 when he became Chief Financial Officer. He became a Vice President of PSI in November 1995 and a Senior Vice President of PSI in December 1996. From 1983 to 1990, Mr. Reyes was employed by Ernst & Young.

         Carl B. Phelps, age 58, became a Senior Vice President of PSI in January 1998 with overall responsibility for property acquisition and development. From June 1991 until joining PSI, he was a partner in the law firm of Andrews & Kurth, L.L.P., which performed legal services for PSI. From December 1982 through May 1991, his professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI.

         Obren B. Gerich, age 59, a certified public accountant, has been a Vice President of PSI since 1980 and became Senior Vice President of PSI in November 1995. He was Chief Financial Officer of PSI until November 1991.

         Marvin M. Lotz, age 55, has had overall responsibility for Public Storage's mini-warehouse operations since 1988. He became a Senior Vice
President of PSI in November 1995. Mr. Lotz was an officer of PSI with responsibility for property acquisitions from 1983 until 1988.

         David Goldberg, age 48, joined PSI's legal staff in June 1991. He became Senior Vice President and General Counsel of PSI in November 1995. From December 1982 until May 1991, he was a partner in the law firm of Sachs & Phelps, then counsel to PSI.

         A. Timothy Scott, age 46, became a Senior Vice President and Tax Counsel of PSI and Vice President and Tax Counsel of the Public Storage REITs in November 1996. From June 1991 until joining PSI, Mr. Scott practiced tax law as a shareholder of the law firm of Heller, Ehrman, White & McAuliffe, counsel to PSI. Prior to June 1991, his professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI.

         David P. Singelyn, age 36, a certified public accountant, has been employed by PSI since 1989 and became Vice President and Treasurer of PSI in November 1995. From 1987 to 1989, Mr. Singelyn was Controller of Winchell's Donut Houses, L.P.

         Sarah Hass, age 42, became Secretary of PSI in February 1992. She became a Vice President of PSI in November 1995. She joined PSI's legal department in June 1991, rendering services on behalf of PSI. From 1987 until May 1991, her professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI, and from April 1986 until June 1987, she was associated with that firm, practicing in the area of securities law. From September 1979 until September 1985, Ms. Hass was associated with the law firm of Rifkind & Sterling, Incorporated.

         Robert J. Abernethy, age 58, has been President of American Standard Development Company and of Self-Storage Management Company, which develop and operate mini-warehouses, since 1976 and 1977, respectively. Mr. Abernethy has been a director of PSI since its organization in 1980. He is a member of the board of directors of Johns Hopkins University and of the Los Angeles County Metropolitan Transportation Authority and a former member of the board of directors of the Metropolitan Water District of Southern California.

         Dann V. Angeloff, age 62, has been President of the Angeloff Company, a corporate financial advisory firm, since 1976. The Angeloff Company has rendered, and is expected to continue to render, financial advisory and securities brokerage services for PSI. Mr. Angeloff is the general partner of a limited partnership that owns a mini-warehouse operated by PSI and which secures a note owned by PSI. Mr. Angeloff has been a director of PSI since its organization in 1980. He is a director of Compensation Resource Group, Eagle
Lifestyle Nutrition, Inc., Nicholas/Applegate Growth Equity Fund, Nicholas/Applegate Investment Trust, ReadyPac Produce, Inc. and Royce Medical Company.

         William C. Baker, age 64, became a director of PSI in November 1991. Since November 1997, Mr. Baker has been Chairman of the Board and Chief Executive Officer of The Santa Anita Companies, Inc., which operates the Santa Anita Racetrack and is a wholly-owned subsidiary of Meditrust Operating Company. From August 1996 until November 1997, he was Chairman of the Board and Chief Executive Officer of Santa Anita Operating Company and Chairman of the Board of the Board of Santa Anita Realty Enterprises, Inc., the companies which were merged with Meditrust in November 1992. From April 1993 through May 1995, Mr. Baker was President of Red Robin International, Inc., an operator and franchiser of casual dining restaurants in the United States and Canada. From January 1992 through December 1995, he was Chairman and Chief Executive Officer of Carolina Restaurant Enterprises, Inc., a franchisee of Red Robin International, Inc. Since 1991, he has been Chairman of the Board of Coast Newport Properties, a real estate brokerage company. From 1976 to 1988, he was a principal shareholder and Chairman and Chief Executive Officer of Del Taco, Inc., an operator and franchiser of fast food restaurants in California. Mr. Baker is a director of Callaway Golf Company and Meditrust Operating Company.

         Thomas J. Barrack, Jr., age 50, became a director of PSI in February 1998. Mr. Barrack has been the Chairman and Chief Executive Officer of Colony Capital, Inc. since September 1991. Colony Capital, Inc. is one of the largest real estate investors in America, having acquired properties in the U.S., Europe and Asia. Prior to founding Colony Capital, Inc., from 1987 to 1991, Mr. Barrack was a principal with the Robert M. Bass Group, Inc., the principal investment vehicle for Robert M. Bass of Fort Worth, Texas. From 1985 to 1987, Mr. Barrack was President of Oxford Ventures, Inc., a Canadian-based real estate development company. From 1984 to 1985, he was Senior Vice President at E.F. Hutton Corporate Finance in New York. Mr. Barrack was appointed by President Ronald Reagan as Deputy Under Secretary at the U.S. Department of the Interior from 1982 to 1983. Mr. Barrack currently is a director of Continental Airlines, Inc. and Virgin Entertainment Group, Ltd.

         Uri P. Harkham, age 49, became a director of PSI in March 1993. Mr. Harkham has been the President and Chief Executive Officer of the Jonathan Martin Fashion Group, which specializes in designing, manufacturing and marketing women's clothing, since its organization in 1976. Since 1978, Mr. Harkham has been the Chairman of the Board of Harkham Properties, a real estate firm specializing in buying and managing fashion warehouses in Los Angeles and Australia.

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

ITEM 11.     EXECUTIVE COMPENSATION.
             -----------------------

         The Partnership has no subsidiaries, directors or officers. See Item 13 for a description of certain transactions between the Partnership and the General Partners and their affiliates.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
             ---------------------------------------------------------------

         (a) At December 31, 1997, PSI beneficially owned more than 5% of the Units of the Partnership:



         Title                                          Amount of        Percent
           of                Name and Address of        Beneficial         of
         Class                 Beneficial Owner         Ownership         Class
--------------------   ----------------------------     ----------      --------

Units of               Public Storage, Inc.
Limited                701 Western Avenue
Partnership Interest   Glendale, CA 91201-2394  (1)   94,474 Units (1)   73.81%


----------------------

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

                  The Partnership owns interests in 33 properties (which exclude the properties transferred to PSBPLP in January 1997); 27 of such
         properties  are  held  in  a  general  partnership   comprised  of  the
         Partnership and PSI. Under the terms of the partnership agreement relating to the ownership of the properties, PSI has the right to compel a sale of each property at any time after seven years from the date of acquisition at not less than its independently determined fair market value provided the Partnership receives its share of the net sales proceeds solely in cash. As of December 31, 1997, PSI has the right to require the Partnership to sell all of the joint venture properties on these terms.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
             -----------------------------------------------

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

         During 1997, approximately $551,000 was paid to PSI with respect to items 1, 2, and 3 above. The Partnership owns interests in 33 properties (which exclude the properties transferred to PSBPLP in January 1997); 27 of such properties are held in a general partnership comprised of the Partnership and PSI.

         The Partnership has a Management Agreement with PSI pursuant to which the Partnership pays PSI a fee of 6% of the gross revenues of the mini-warehouse spaces operated for the Partnership. During 1997, the Partnership paid fees of $817,000 to PSI pursuant to the Management Agreement.

         Through 1996, the Partnership's commercial properties were managed by PSCPG pursuant to a Management Agreement which provides for the payment of a fee by the Partnership of 5% of the gross revenues of the commercial space operated for the Partnership. In January 1997, the Partnership and PSI and other related partnerships transferred a total of 35 business parks to PSBPLP, an operating partnership formed to own and operate business parks in which PSI has a significant interest. Included among the properties transferred were the Partnership's business park in exchange for a partnership interest in PSBPLP. The general partner of PSBPLP is PS Business Parks, Inc., a REIT traded on the American Stock Exchange.

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

                                         PS PARTNERS II, LTD.
Dated:  March 26, 1998           By:     Public Storage, Inc., General Partner

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


                Signature                                     Capacity                               Date
------------------------------------------ -----------------------------------------------      --------------
/s/ B. Wayne Hughes                        Chairman of the Board and Chief                      March 26, 1998
------------------------------------------ Executive Officer of Public Storage, Inc. and
B. Wayne Hughes                            General Partner (principal executive officer)


/s/ Harvey Lenkin                          President and Director                               March 26, 1998
------------------------------------------ of Public Storage, Inc.
Harvey Lenkin


/s/ B. Wayne Hughes, Jr.                   Vice President and Director                          March 26, 1998
------------------------------------------ of Public Storage, Inc.
B. Wayne Hughes, Jr.


/s/ John Reyes                             Senior Vice President and Chief Financial Officer    March 26, 1998
------------------------------------------ of Public Storage, Inc. (principal financial
John Reyes                                 officer and principal accounting officer)


/s/ Robert J. Abernethy                    Director of Public Storage, Inc.                     March 26, 1998
------------------------------------------
Robert J. Abernethy


/s/ Dann V. Angeloff                       Director of Public Storage, Inc.                     March 26, 1998
------------------------------------------
Dann V. Angeloff


/s/ William C. Baker                       Director of Public Storage, Inc.                     March 26, 1998
------------------------------------------
William C. Baker


/s/ Uri P. Harkham                         Director of Public Storage, Inc.                     March 26, 1998
------------------------------------------
Uri P. Harkham


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

                                  (Item 14 (a))


                                                                         Page
                                                                      References
                                                                      ----------


Report of Independent Auditors                                          F-1

Consolidated Financial Statements and Schedules:

Consolidated Balance Sheets as of December 31, 1997
   and 1996                                                             F-2

For the years ended December 31, 1997, 1996 and 1995:
                                                                        F-3
   Consolidated Statements of Income

   Consolidated Statements of Partners' Equity                          F-4

   Consolidated Statements of Cash Flows                             F-5 - F-6

   Notes to Consolidated Financial Statements                       F-7 - F-10

Schedule

III - Real Estate and Accumulated Depreciation                     F-11 - F-13


         All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

                         Report of Independent Auditors




The Partners
PS Partners II, Ltd.


We have audited the consolidated balance sheets of PS Partners II, Ltd. as of December 31, 1997 and 1996 and the related consolidated statements of income, partners' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PS Partners II, Ltd. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                                              ERNST & YOUNG LLP

February 23, 1998
Los Angeles, CA

                              PS PARTNERS II, LTD.
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1997 and 1996


                                                                        1997               1996
                                                                --------------------------------------

                                      ASSETS

Cash and cash equivalents                                            $ 1,085,000        $ 1,239,000

Rent and other receivables                                               103,000            123,000

Real estate facilities, at cost:
    Land                                                              10,580,000         17,414,000
    Buildings and equipment                                           59,525,000         73,222,000
                                                               --------------------------------------
                                                                      70,105,000         90,636,000

    Less accumulated depreciation                                    (32,148,000)       (37,683,000)
                                                               --------------------------------------
                                                                      37,957,000         52,953,000

Investment in real estate partnership                                 13,978,000                  -

Other assets                                                             129,000            243,000
                                                               --------------------------------------

                                                                    $ 53,252,000       $ 54,558,000
                                                               ======================================


                         LIABILITIES AND PARTNERS' EQUITY


Accounts payable                                                       $ 200,000          $ 519,000

Advance payments from renters                                            416,000            427,000

Mortgage notes payable                                                         -                  -

Minority interest in general partnerships                             14,966,000         15,069,000

Partners' equity:
    Limited partners' equity,  $500 per unit, 128,000
       units authorized, issued and outstanding                       37,211,000         38,077,000
    General partner's equity                                             459,000            466,000
                                                               --------------------------------------

Total partners' equity                                                37,670,000         38,543,000
                                                               --------------------------------------

                                                                    $ 53,252,000       $ 54,558,000
                                                               ======================================

                            See accompanying notes.

                              PS PARTNERS II, LTD.
                        CONSOLIDATED STATEMENTS OF INCOME
              For the years ended December 31, 1997, 1996, and 1995


                                                                         1997              1996              1995
                                                                   -----------------------------------------------------

REVENUE:

Rental income                                                          $ 13,617,000      $ 15,396,000      $ 14,928,000
Equity in income of real estate partnership                                 694,000                 -                 -
Interest income                                                              58,000            60,000           160,000
                                                                   -----------------------------------------------------
                                                                         14,369,000        15,456,000        15,088,000
                                                                   -----------------------------------------------------

COSTS AND EXPENSES:

Cost of operations                                                        4,156,000         5,137,000         4,779,000
Management fees                                                             817,000           900,000           872,000
Depreciation and amortization                                             2,887,000         3,502,000         3,293,000
Interest expense                                                                  -            14,000           177,000
Administrative                                                              143,000           152,000           159,000
Environmental costs                                                               -                 -           124,000
                                                                   -----------------------------------------------------
                                                                          8,003,000         9,705,000         9,404,000
                                                                   -----------------------------------------------------

Income before minority interest                                           6,366,000         5,751,000         5,684,000

Minority interest in income                                              (1,732,000)       (1,637,000)       (1,499,000)
                                                                   -----------------------------------------------------

NET INCOME                                                              $ 4,634,000       $ 4,114,000       $ 4,185,000
                                                                   =====================================================

Limited partners' share of net income
    ($31.59, $28.10, and $25.48 per unit in
    1997, 1996, and 1995, respectively)                                 $ 4,043,000       $ 3,597,000       $ 3,262,000
General partner's share of net income                                       591,000           517,000           923,000
                                                                   =====================================================
                                                                        $ 4,634,000       $ 4,114,000       $ 4,185,000
                                                                   =====================================================

                            See accompanying notes.
                                      F-3

                              PS PARTNERS II, LTD.
                   CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
             For the years ended December 31, 1997, 1996, and 1995


                                                                       Limited           General
                                                                      Partners          Partners            Total
                                                                  ------------------------------------------------------

Balances at December 31, 1994                                        $ 43,430,000         $ 520,000      $ 43,950,000

Net income                                                              3,262,000           923,000         4,185,000

Distributions                                                          (7,932,000)         (970,000)       (8,902,000)

                                                                  ------------------------------------------------------
Balances at December 31, 1995                                          38,760,000           473,000        39,233,000

Net income                                                              3,597,000           517,000         4,114,000

Distributions                                                          (4,280,000)         (524,000)       (4,804,000)

                                                                  ------------------------------------------------------
Balances at December 31, 1996                                          38,077,000           466,000        38,543,000

Net income                                                              4,043,000           591,000         4,634,000

Distributions                                                          (4,909,000)         (598,000)       (5,507,000)
                                                                  ------------------------------------------------------

Balances at December 31, 1997                                        $ 37,211,000         $ 459,000      $ 37,670,000
                                                                  ======================================================

                            See accompanying notes.

                              PS PARTNERS II, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1997, 1996, and 1995


                                                                             1997             1996            1995
                                                                        -------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                $ 4,634,000      $ 4,114,000     $ 4,185,000

    Adjustments to reconcile net income to net cash provided by operating activities

       Depreciation and amortization                                         2,887,000       3,502,000        3,293,000
       Decrease (increase) in rent and other receivables                        20,000         (38,000)         (57,000)
       Decrease (increase) in other assets                                     114,000         (80,000)          (9,000)
       (Decrease) increase in accounts payable                                (319,000)       (129,000)         215,000
       Decrease in advance payments from renters                               (11,000)         (6,000)          (6,000)
       Equity in income of real estate partnership                            (694,000)              -                -
       Minority interest in income                                           1,732,000       1,637,000        1,499,000
                                                                        -------------------------------------------------

          Total adjustments                                                  3,729,000       4,886,000        4,935,000
                                                                        -------------------------------------------------

          Net cash provided by operating activities                          8,363,000       9,000,000        9,120,000
                                                                        -------------------------------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES:

    Distributions from real estate partnership                                 289,000               -                -
    Investment in real estate partnership                                       (3,000)              -                -
    Additions to real estate facilities                                     (1,461,000)     (1,236,000)        (803,000)
                                                                        -------------------------------------------------

          Net cash used in investing activities                             (1,175,000)     (1,236,000)        (803,000)
                                                                        -------------------------------------------------

CASH FLOWS USED IN FINANCING ACTIVITIES:

    Principal payments on mortgage notes payable                                     -      (2,260,000)         (66,000)
    Distributions to holder of minority interest                            (1,835,000)       (365,000)      (1,703,000)
    Distributions to partners                                               (5,507,000)     (4,804,000)      (8,902,000)
                                                                        -------------------------------------------------

          Net cash used in financing activities                             (7,342,000)     (7,429,000)     (10,671,000)
                                                                        -------------------------------------------------

Net (decrease) increase in cash and cash equivalents                          (154,000)        335,000       (2,354,000)

Cash and cash equivalents at the beginning of the period                     1,239,000         904,000        3,258,000
                                                                        -------------------------------------------------

Cash and cash equivalents at the end of the period                         $ 1,085,000     $ 1,239,000        $ 904,000
                                                                        =================================================

                            See accompanying notes.

                              PS PARTNERS II, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1997, 1996, and 1995
                                   (Continued)


                                                                                  1997           1996          1995
                                                                             --------------------------------------------


Supplemental schedule of noncash investing and financing activities:


    Investment in real estate partnership                                     $ (13,570,000)            $ -           $ -

    Transfer of real estate facilities for interest in real estate
    partnership, net                                                             13,570,000               -             -

                            See accompanying notes.

                              PS PARTNERS II, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997



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

                  The Partnership has ownership interests in 33 properties in 12 states, which exclude two properties transferred to PS Business Parks, L.P. ("PSBPLP") in January 1997. 27 of the properties are owned jointly through 22 general partnerships (the "Joint Ventures") with PSI. For tax administrative efficiency the Joint Ventures were subsequently consolidated into a single general partnership. The Partnership is the managing general partner of the Joint Ventures, with ownership interests in the Joint Ventures ranging from 36% to 90%.

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


                  Depreciation and amortization allocated to PSI was $336,000, $347,000 and $328,000 in 1997, 1996 and 1995, respectively. The allocation of depreciation and amortization to PSI has the effect of reducing minority interest in income and has no effect on the reported depreciation and amortization expense.

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

                              PS PARTNERS II, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997



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

         Cash Distributions
         ------------------

                  The Partnership Agreement provides for quarterly distributions of cash flow from operations (as defined). Cash distributions per unit were $38.34 for 1997, $33.44 for 1996 and $61.97 for 1995.

         Cash and Cash Equivalents
         -------------------------

                  For financial statement purposes, the Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

         Environmental Cost
         ------------------

                  Substantially all of the Partnership's facilities were acquired prior to the time that it was customary to conduct extensive environmental investigations in connection with the property acquisitions. During the fourth quarter of 1995, an independent environmental consulting firm completed environmental assessments on the Partnership's properties to evaluate the environmental condition of, and potential environmental liabilities of such properties. Based on the assessments, the Partnership believes that it is probable that it will incur costs totaling $68,000 after December 31, 1997 for known environmental remediation requirements. During 1997, 1996, and 1995, the Partnership paid none, $12,000, and $44,000, respectively, in connection with the environmental remediations. Although there can be no assurance, the Partnership is not aware of any

                              PS PARTNERS II, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997


1.       Summary of Significant Accounting Policies and Partnership Matters
         ------------------------------------------------------------------
         (continued)
         -----------

         Environmental Cost (continued)
         ------------------------------

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

                  In January 1997, the Partnership and PSI and other related partnerships transferred a total of 35 business parks to PSBPLP, an operating partnership formed to own and operate business parks in which PSI has a significant interest. Included among the properties transferred were the Partnership's business parks in exchange for a partnership interest in PSBPLP. The general partner of PSBPLP is PS Business Parks, Inc.

3.       Mortgage Notes Payable
         ----------------------

                  Mortgage notes payable at December 31, 1995 consisted of a variable rate mortgage note due to a group of banks and secured by a real estate facility with a net book value of $2,963,000 at December 31, 1995. The balance was paid off in March 1996.

                  Interest paid during 1996 and 1995 was $14,000, and $177,000, respectively.

                              PS PARTNERS II, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997


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

5.       Related Party Transactions
         --------------------------

                  The Partnership has a management agreement with PSI whereby PSI operates the Partnership's mini-warehouse facilities for a fee equal to 6% of the facilities' monthly gross revenue (as defined).

                  In January 1997, the Partnership transferred its business park facilities to PSBPLP in exchange for a partnership interest in PSBPLP.

                  PSI has a significant economic interest in PSBPLP and PSBP.

6.       Leases
         ------

                  The Partnership has invested primarily in existing mini-warehouse storage facilities which offer self-service storage spaces for lease to the general public. Leases for such space are usually on a month-to-month basis.

7.       Taxes Based on Income
         ---------------------

                  Taxes based on income are the responsibility of the individual partners and, accordingly, the Partnership's consolidated financial statements do not reflect a provision for such taxes.

                   Taxable net income was $6,509,000,  $2,637,000 and $4,068,000 for the years ended December 31, 1997, 1996 and 1995, respectively. The difference between taxable income and book income is primarily related to timing differences in depreciation expense.

                              PS PARTNERS II, LTD.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                     Costs                        Gross Carrying Amount
                                                 Initial Cost      subsequent                      At December 31, 1997
                                       --------------------------to acquisition-----------------------------------------------------
Date                                               Building &      Building &                  Building &                Accumulated
Acquired    Description   Encumbrances   Land     Improvement     Improvements     Land       Improvements     Total    Depreciation
------------------------------------------------------------------------------------------------------------------------------------

    Mini-warehouse

12/83 Charlotte               $ -    $ 165,000    $ 1,274,000     $ 320,000     $ 165,000    $ 1,594,000    $ 1,759,000    $ 873,000
12/83 Greensboro/Market         -      214,000      1,653,000       472,000       214,000      2,125,000      2,339,000    1,186,000
12/83 Greensboro/Electra        -      112,000        869,000       248,000       112,000      1,117,000      1,229,000      608,000
1/83  Raleigh/Yonkers           -      203,000        914,000       361,000       203,000      1,275,000      1,478,000      690,000
12/83 Columbia                  -      171,000      1,318,000       442,000       171,000      1,760,000      1,931,000      975,000
12/83 Richmond                  -      176,000      1,360,000       318,000       176,000      1,678,000      1,854,000      916,000
12/83 Augusta                   -       97,000        747,000       240,000        97,000        987,000      1,084,000      532,000
4/84  Providence                -       92,000      1,087,000       313,000        92,000      1,400,000      1,492,000      753,000
1/85  Cranston                  -      175,000        722,000       272,000       175,000        994,000      1,169,000      524,000
3/84  Marrietta/Cobb            -       73,000        542,000       223,000        73,000        765,000        838,000      398,000
1/84  Fremont/Albrae            -      636,000      1,659,000       417,000       636,000      2,076,000      2,712,000    1,160,000
12/83 Tacoma                    -      553,000      1,173,000       341,000       553,000      1,514,000      2,067,000      832,000
1/84  Belton                    -      175,000        858,000       458,000       175,000      1,316,000      1,491,000      691,000
1/84  Gladstone                 -      275,000      1,799,000       373,000       275,000      2,172,000      2,447,000    1,159,000
1/84  Hickman/112               -      257,000      1,848,000       381,000       257,000      2,229,000      2,486,000    1,202,000
1/84  Holmes                    -      289,000      1,333,000       240,000       289,000      1,573,000      1,862,000      846,000
1/84  Independence              -      221,000      1,848,000       266,000       221,000      2,114,000      2,335,000    1,161,000
1/84  Merriam                   -      255,000      1,469,000       323,000       255,000      1,792,000      2,047,000      940,000
1/84  Olathe                    -      107,000        992,000       270,000       107,000      1,262,000      1,369,000      663,000
1/84  Shawnee                   -      205,000      1,420,000       337,000       205,000      1,757,000      1,962,000      939,000
1/84  Topeka                    -       75,000      1,049,000       195,000        75,000      1,244,000      1,319,000      669,000
2/84  Unicorn/Knoxville         -      662,000      1,887,000       420,000       662,000      2,307,000      2,969,000    1,239,000
2/84  Central/Knoxville         -      449,000      1,281,000       242,000       449,000      1,523,000      1,972,000      827,000
3/84  Manassas                  -      320,000      1,556,000       325,000       320,000      1,881,000      2,201,000    1,030,000
3/84  Pico Rivera               -      743,000        807,000       302,000       743,000      1,109,000      1,852,000      626,000
5/84  Raleigh/Departure         -      302,000      2,484,000       411,000       302,000      2,895,000      3,197,000    1,550,000

                                      F-11

                              PS PARTNERS II, LTD.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                     Costs                        Gross Carrying Amount
                                                 Initial Cost      subsequent                      At December 31, 1997
                                       --------------------------to acquisition-----------------------------------------------------
Date                                               Building &      Building &                  Building &                Accumulated
Acquired    Description   Encumbrances   Land     Improvement     Improvements     Land       Improvements     Total    Depreciation
------------------------------------------------------------------------------------------------------------------------------------

    Mini-warehouse

4/84  Milwaukie/Oregon       $ -     $ 289,000      $ 584,000     $ 225,000     $ 289,000      $ 809,000    $ 1,098,000    $ 437,000
7/84  Trevose/Old Lincoln      -       421,000      1,749,000       347,000       421,000      2,096,000      2,517,000    1,098,000
5/84  Virginia Beach           -       509,000      2,121,000       597,000       509,000      2,718,000      3,227,000    1,428,000
5/84  Philadelphia/Grant       -     1,041,000      3,262,000       399,000     1,041,000      3,661,000      4,702,000    2,023,000
6/84  Lorton                   -       435,000      2,040,000       460,000       435,000      2,500,000      2,935,000    1,350,000
6/84  Baltimore                -       382,000      1,793,000       530,000       382,000      2,323,000      2,705,000    1,252,000
6/84  Laurel                   -       501,000      2,349,000       610,000       501,000      2,959,000      3,460,000    1,571,000
                              ----------------------------------------------------------------------------------------------------


      TOTAL                  $ -  $ 10,580,000   $ 47,847,000  $ 11,678,000  $ 10,580,000   $ 59,525,000   $ 70,105,000  $32,148,000
                              ======================================================================================================


                              PS PARTNERS II, LTD.
                           REAL ESTATE RECONCILIATION
                            SCHEDULE III (CONTINUED)

(A)  The  following  is  a  reconciliation  of  cost  and  related   accumulated
     depreciation.


                       Gross Carrying Cost Reconciliation

                                                         Years Ended December 31,
                                              ------------------------------------------------
                                                   1997             1996            1995
                                              ------------------------------------------------

Balance at beginning of the period              $ 90,636,000    $ 89,400,000     $ 88,597,000

Additions during the period:
     Improvements, etc.                            1,461,000       1,236,000          803,000

Deductions during the period:
     Disposition of real estate                  (21,992,000)              -                -
                                              ------------------------------------------------

Balance at the close of the period              $ 70,105,000    $ 90,636,000     $ 89,400,000
                                              ================================================


                     Accumulated Depreciation Reconciliation


                                                         Years Ended December 31,
                                              ------------------------------------------------
                                                   1997             1996            1995
                                              ------------------------------------------------

Balance at beginning of the period              $ 37,683,000    $ 34,181,000     $ 30,887,000

Additions during the period:
     Depreciation                                  2,887,000       3,502,000        3,294,000

Deductions during the period:
     Disposition of real estate                   (8,422,000)              -                -
                                              ------------------------------------------------

Balance at the close of the period              $ 32,148,000    $ 37,683,000     $ 34,181,000
                                              ================================================


(B) The aggregate cost of real estate for Federal income tax purposes is $70,257,000.