Form 10-Q
period 1998-03-31
PS PARTNERS II LTD
filed 1998-05-15
CIK 727069

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 1998

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from                  to
                              ------------------  ------------------

Commission File Number 0-11981
                       -------

                              PS PARTNERS II, LTD.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)



       California                                     95-3878680
------------------------------------   ---------------------------------------
(State or other jurisdiction            (I.R.S. Employer Identification Number)
of incorporation or organization)


      701 Western Avenue
     Glendale, California                             91201-2394
------------------------------------   ---------------------------------------
(Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code:  (818) 244-8080
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

                                    Yes X No
                                       ---  ---

                                      INDEX

PART I.   FINANCIAL INFORMATION

     Condensed consolidated balance sheets at March 31, 1998
           and December 31, 1997                                            2

     Condensed consolidated statements of income for the three
          months ended March 31, 1998 and 1997                              3

     Condensed consolidated statements of cash flows for the three
          months ended March 31, 1998 and 1997                            4-5

     Notes to condensed consolidated financial statements                   6

     Management's discussion and analysis of financial condition
          and results of operations                                       7-8

PART II.  OTHER INFORMATION

     (Items 1 through 5 are not applicable)

     Item 6 - Exhibits and Reports on Form 8-K                              9

                              PS PARTNERS II, LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                          March 31,         December 31,
                                                                                            1998               1997
                                                                                  ---------------------------------------
                                                                                     (Unaudited)

                                         ASSETS


        Cash and cash equivalents                                                        $ 1,819,000        $ 1,085,000

        Rent and other receivables                                                            99,000            103,000

        Real estate facilities, at cost:
           Land                                                                           10,580,000         10,580,000
           Buildings and equipment                                                        59,600,000         59,525,000
                                                                                  ---------------------------------------
                                                                                          70,180,000         70,105,000

           Less accumulated depreciation                                                 (32,903,000)       (32,148,000)
                                                                                  ---------------------------------------
                                                                                          37,277,000         37,957,000

        Investment in real estate entity                                                  13,947,000         13,978,000

        Other assets                                                                         135,000            129,000
                                                                                  ---------------------------------------

                                                                                        $ 53,277,000       $ 53,252,000
                                                                                  =======================================


                            LIABILITIES AND PARTNERS' EQUITY


        Accounts payable                                                                   $ 337,000          $ 200,000

        Advance payments from renters                                                        460,000            416,000

        Mortgage notes payable                                                                     -                  -

        Minority interest in general partnerships                                         14,867,000         14,966,000

        Partners' equity:
           Limited partners' equity,  $500 per unit, 128,000
              units authorized, issued and outstanding                                    37,155,000         37,211,000
           General partner's equity                                                          458,000            459,000
                                                                                  ---------------------------------------

        Total partners' equity                                                            37,613,000         37,670,000
                                                                                  ---------------------------------------

                                                                                        $ 53,277,000       $ 53,252,000
                                                                                  =======================================

                            See accompanying notes.
                                       2

                              PS PARTNERS II, LTD.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)



                                                                                      Three Months Ended
                                                                                          March 31,
                                                                           -------------------------------------
                                                                                     1998              1997
                                                                           -------------------------------------

 REVENUE:

 Rental income                                                                   $ 3,378,000        $ 3,253,000
 Equity in income of real estate entity                                              208,000            148,000
 Interest income                                                                      19,000             15,000
                                                                           -------------------------------------
                                                                                   3,605,000          3,416,000
                                                                           -------------------------------------

 COSTS AND EXPENSES:

 Cost of operations                                                                1,120,000          1,061,000
 Management fees                                                                     203,000            195,000
 Depreciation and amortization                                                       755,000            709,000
 Administrative                                                                       19,000             20,000
                                                                           -------------------------------------
                                                                                   2,097,000          1,985,000
                                                                           -------------------------------------

 Income before minority interest                                                   1,508,000          1,431,000

 Minority interest in income                                                        (365,000)          (384,000)
                                                                           -------------------------------------

 NET INCOME                                                                      $ 1,143,000        $ 1,047,000
                                                                           =====================================

 Limited partners' share of net income
    ($7.92 per unit in 1998 and
    $6.63 per unit in 1997)                                                      $ 1,014,000          $ 848,000
 General partner's share of net income                                               129,000            199,000
                                                                           -------------------------------------
                                                                                 $ 1,143,000        $ 1,047,000
                                                                           =====================================

                            See accompanying notes.
                                       3

                              PS PARTNERS II, LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                        Three Months Ended
                                                                                             March 31,
                                                                          -------------------------------------------
                                                                                      1998                 1997
                                                                          -------------------------------------------

 CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income                                                                    $ 1,143,000          $ 1,047,000

    Adjustments to reconcile net income to net cash provided by operating activities

        Depreciation and amortization                                                 755,000              709,000
        Decrease in rent and other receivables                                          4,000                2,000
        (Increase) decrease in other assets                                            (6,000)              93,000
        Increase (decrease) in accounts payable                                       137,000             (197,000)
        Increase in advance payments from renters                                      44,000               35,000
        Equity in income of real estate entity                                       (208,000)            (148,000)
        Minority interest in income                                                   365,000              384,000
                                                                          -------------------------------------------

          Total adjustments                                                         1,091,000              878,000
                                                                          -------------------------------------------

          Net cash provided by operating activities                                 2,234,000            1,925,000
                                                                          -------------------------------------------

 CASH FLOWS USED IN INVESTING ACTIVITIES:

    Distributions from real estate entity                                             239,000                    -
    Investment in real estate entity                                                        -               (3,000)
    Additions to real estate facilities                                               (75,000)            (274,000)
                                                                          -------------------------------------------

          Net cash provided by (used in) investing activities                         164,000             (277,000)
                                                                          -------------------------------------------

 CASH FLOWS USED IN FINANCING ACTIVITIES:

    Distributions to holder of minority interest                                     (464,000)            (405,000)
    Distributions to partners                                                      (1,200,000)          (1,905,000)
                                                                          -------------------------------------------

          Net cash used in financing activities                                    (1,664,000)          (2,310,000)
                                                                          -------------------------------------------

 Net increase (decrease) in cash and cash equivalents                                 734,000             (662,000)

 Cash and cash equivalents at the beginning of the period                           1,085,000            1,239,000
                                                                          -------------------------------------------

 Cash and cash equivalents at the end of the period                               $ 1,819,000            $ 577,000
                                                                          ===========================================

                            See accompanying notes.
                                       4

                              PS PARTNERS II, LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   (Continued)


                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                    --------------------------------------
                                                                                           1998               1997
                                                                                    --------------------------------------


       Supplemental schedule of noncash investing and financing activities:


          Investment in real estate entity                                                 $ -          $ (13,570,000)

          Transfer of real estate facilities for interest in real
          estate entity, net                                                                 -             13,570,000

                            See accompanying notes.
                                       5

                              PS PARTNERS II, LTD.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)


1. The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the
       Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures contained herein are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes appearing in the Partnership's Form 10-K for the year ended December 31, 1997.

2. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at March 31, 1998, the results of operations for the three months ended March 31, 1998 and 1997 and cash flows for the three months then ended.

3. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

4. In January 1997, the Partnership and PSI and other related partnerships transferred a total of 35 business parks to PS Business Parks, LP ("PSBPLP"), an operating partnership formed to own and operate business parks in which PSI has a significant interest. Included among the properties transferred were the Partnership's business parks in exchange for a partnership interest in PSBPLP. The general partner of PSBPLP is PS Business Parks, Inc.

                              PS PARTNERS II, LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations:
----------------------

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997:

       The Partnership's net income for the three months ended March 31, 1998 was $1,143,000 compared to $1,047,000 for the three months ended March 31, 1997, representing an increase of $96,000, or 9%. The increase was primarily due to an increase in property operations at the Partnership's real estate facilities, combined with a decrease in minority interest in income for those properties held jointly with PSI.

       Rental income for the Partnership's mini-warehouse operations was $3,378,000 compared to $3,253,000 for the three months ended March 31, 1998 and 1997, respectively, representing an increase of $125,000, or 4%. The increase in rental income was primarily attributable to increased rental rates at the Partnership's mini-warehouse facilities. The monthly average realized rent per square foot for the mini-warehouse facilities was $.65 compared to $.62 for the three months ended March 31, 1998 and 1997, respectively. The weighted average occupancy levels at the mini-warehouse facilities remained stable at 88% for the three months ended March 31, 1997 and 1998. Cost of operations (including management fees) increased $67,000, or 5%, to $1,323,000 from $1,256,000 for the three months ended March 31, 1998 and 1997, respectively. This increase was primarily attributable to an increase in advertising and repairs and maintenance expenses. Accordingly, for the Partnership's mini-warehouse operations, property net operating income increased by $58,000, or 3%, from $1,997,000 to $2,055,000 for the three months ended March 31, 1997 and 1998, respectively.

       Depreciation and amortization increased $46,000, or 6%, from $709,000 to $755,000 for the three months ended March 31, 1997 and 1998, respectively. This increase was primarily attributable to the depreciation of capital expenditures made during 1997 and 1998.

       Minority interest in income was $365,000 in 1998 compared to $384,000 in 1997, representing a decrease of $19,000, or 5%. This decrease was primarily attributable to an allocation of depreciation and amortization expense (pursuant to the partnership agreement with respect to those real estate facilities which are jointly owned with PSI) to PSI of $134,000 for the three months ended March 31, 1998 compared to $93,000 for the same period in 1997, partially offset by an increase in operations at the Partnership's real estate facilities owned jointly with PSI.

Liquidity and Capital Resources
-------------------------------

       The Partnership has adequate sources of cash to finance its operations, both on a short-term and long-term basis, primarily from internally generated cash from property operations and cash reserves. Cash generated from operations ($2,234,000 for the three months ended March 31, 1998) has been sufficient to meet all current obligations of the Partnership.

       During 1998, the Partnership anticipates approximately $1,050,000 of capital improvements (of which $208,000 represents PSI's joint venture share). Total capital improvements were $75,000 for the three months ended March 31, 1998 of which $62,000 represents the Partnership's share.

       The Partnership paid distributions to the limited and general partners totaling $1,070,000 ($8.36 per unit) and $130,000, respectively, during the first three months of 1998. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

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


                             DATED:  May 13, 1998
                                     PS PARTNERS II, LTD.
                             BY:     Public Storage, Inc.
                                     General Partner

                             BY:     /s/ John Reyes
                                     -----------------------------------------

                                     Senior Vice President and Chief Financial
                                       Officer of Public Storage, Inc.
                                       (principal financial and accounting
                                       officer)