Form 10-Q
period 1998-06-30
PS PARTNERS II LTD
filed 1998-08-14
CIK 727069

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 1998
                     -------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from               to
                              ---------------  ---------------

Commission File Number 0-11981
                       -------

                              PS PARTNERS II, LTD.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)



              California                                  95-3878680
-----------------------------------------      -------------------------------
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                 Identification Number)


          701 Western Avenue
         Glendale, California                              91201-2394
-----------------------------------------      -------------------------------
(Address of principal executive offices)                   (Zip Code)



Registrant's telephone number, including area code:  (818) 244-8080
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

                                    Yes X No
                                       ---  ---

                                      INDEX



PART I.   FINANCIAL INFORMATION

Condensed consolidated balance sheets at June 30, 1998
     and December 31, 1997                                                  2

Condensed consolidated statements of income for the three
     and six months ended June 30, 1998 and 1997                            3

Condensed consolidated statements of cash flows for the
     six months ended June 30, 1998 and 1997                              4-5

Notes to condensed consolidated financial statements                        6

Management's discussion and analysis of financial condition
     and results of operations                                            7-9

PART II.  OTHER INFORMATION

(Items 1 through 5 are not applicable)

Item 6 - Exhibits and Reports on Form 8-K                                  10

                              PS PARTNERS II, LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                            June 30,          December 31,
                                                                              1998               1997
                                                                        ------------------------------------
                                                                            (Unaudited)

                                     ASSETS


        Cash and cash equivalents                                            $2,528,000         $1,085,000

        Rent and other receivables                                               80,000            103,000

        Real estate facilities, at cost:
           Land                                                              10,580,000         10,580,000
           Buildings and equipment                                           59,830,000         59,525,000
                                                                        ------------------------------------
                                                                             70,410,000         70,105,000

           Less accumulated depreciation                                    (33,659,000)       (32,148,000)
                                                                        ------------------------------------
                                                                             36,751,000         37,957,000

        Investment in real estate entity                                     14,020,000         13,978,000

        Other assets                                                            134,000            129,000
                                                                        ------------------------------------

                                                                            $53,513,000        $53,252,000
                                                                        ====================================


                        LIABILITIES AND PARTNERS' EQUITY


        Accounts payable                                                       $496,000           $200,000

        Advance payments from renters                                           510,000            416,000

        Minority interest in general partnerships                            14,764,000         14,966,000

        Partners' equity:
           Limited partners' equity,  $500 per unit, 128,000
              units authorized, issued and outstanding                       37,284,000         37,211,000
           General partner's equity                                             459,000            459,000
                                                                        ------------------------------------

        Total partners' equity                                               37,743,000         37,670,000
                                                                        ------------------------------------

                                                                            $53,513,000        $53,252,000
                                                                        ====================================

                            See accompanying notes.
                                       2

                              PS PARTNERS II, LTD.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                    Three Months Ended                  Six Months Ended
                                                                         June 30,                           June 30,
                                                             --------------------------------------------------------------------
                                                                   1998             1997             1998             1997
                                                             --------------------------------------------------------------------

       REVENUE:

       Rental income                                             $3,490,000      $3,404,000       $6,868,000       $6,657,000
       Equity in income of real estate entity                       247,000         209,000          455,000          357,000
       Interest income                                               29,000          10,000           48,000           25,000
                                                             --------------------------------------------------------------------
                                                                  3,766,000       3,623,000        7,371,000        7,039,000
                                                             --------------------------------------------------------------------

       COSTS AND EXPENSES:

       Cost of operations                                         1,086,000       1,030,000        2,206,000        2,091,000
       Management fees                                              211,000         204,000          414,000          399,000
       Depreciation and amortization                                756,000         711,000        1,511,000        1,420,000
       Administrative                                                59,000          52,000           78,000           72,000
                                                             --------------------------------------------------------------------
                                                                  2,112,000       1,997,000        4,209,000        3,982,000
                                                             --------------------------------------------------------------------

       Income before minority interest                            1,654,000       1,626,000        3,162,000        3,057,000

       Minority interest in income                                 (321,000)       (436,000)        (686,000)        (820,000)
                                                             --------------------------------------------------------------------

       NET INCOME                                                $1,333,000      $1,190,000       $2,476,000       $2,237,000
                                                             ====================================================================

       Limited partners' share of net income
          ($17.29 per unit in 1998 and
          $14.90 per unit in 1997)                                                                $2,213,000       $1,907,000
       General partner's share of net income                                                         263,000          330,000
                                                                                              -----------------------------------
                                                                                                  $2,476,000       $2,237,000
                                                                                              ===================================

                            See accompanying notes.
                                       3

                              PS PARTNERS II, LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                      Six Months Ended
                                                                                          June 30,
                                                                            ------------------------------------
                                                                                   1998               1997
                                                                            ------------------------------------

          CASH FLOWS FROM OPERATING ACTIVITIES:

             Net income                                                         $2,476,000          $2,237,000

             Adjustments to reconcile net income to net cash
                 provided by operating activities

                 Depreciation and amortization                                   1,511,000           1,420,000
                 Decrease in rent and other receivables                             23,000              43,000
                 (Increase) decrease in other assets                                (5,000)             97,000
                 Increase (decrease) in accounts payable                           296,000             (96,000)
                 Increase in advance payments from renters                          94,000              37,000
                 Equity in income of real estate entity                           (455,000)           (357,000)
                 Minority interest in income                                       686,000             820,000
                                                                            ------------------------------------

                   Total adjustments                                             2,150,000           1,964,000
                                                                            ------------------------------------

          Net cash provided by operating activities                              4,626,000           4,201,000
                                                                            ------------------------------------

          CASH FLOWS USED IN INVESTING ACTIVITIES:

             Distributions from real estate entity                                 413,000                   -
             Investment in real estate entity                                            -              (3,000)
             Additions to real estate facilities                                  (305,000)           (578,000)
                                                                            ------------------------------------

                   Net cash provided by (used in) investing activities             108,000            (581,000)
                                                                            ------------------------------------

          CASH FLOWS USED IN FINANCING ACTIVITIES:

             Distributions to holder of minority interest                         (888,000)           (890,000)
             Distributions to partners                                          (2,403,000)         (3,106,000)
                                                                            ------------------------------------

                   Net cash used in financing activities                        (3,291,000)         (3,996,000)
                                                                            ------------------------------------

          Net increase (decrease) in cash and cash equivalents                   1,443,000            (376,000)

          Cash and cash equivalents at the beginning of the period               1,085,000           1,239,000
                                                                            ------------------------------------

          Cash and cash equivalents at the end of the period                    $2,528,000            $863,000
                                                                            ====================================

                            See accompanying notes.
                                       4

                              PS PARTNERS II, LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   (Continued)


                                                                                              Six Months Ended
                                                                                                  June 30,
                                                                                    --------------------------------------
                                                                                           1998               1997
                                                                                    --------------------------------------



       Supplemental schedule of noncash investing and financing activities:


          Investment in real estate entity                                                   $-           $(13,570,000)

          Transfer of real estate facilities for interest in real estate entity, net          -             13,570,000

                            See accompanying notes.
                                       5

                              PS PARTNERS II, LTD.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (UNAUDITED)


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

2. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at June 30, 1998, the results of operations for the three and six months ended June 30, 1998 and 1997 and cash flows for the six months then ended.

3. The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

                              PS PARTNERS II, LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations:
----------------------

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997:

     The Partnership's net income for the three months ended June 30, 1998 was $1,333,000 compared to $1,190,000 for the three months ended June 30, 1997, representing an increase of $143,000, or 12%. The increase was primarily due to decreased minority interest in income for those properties held jointly with PSI, an increase in property operations at the Partnership's real estate facilities, and increased interest income.

     Rental income for the Partnership's mini-warehouse operations was $3,490,000 compared to $3,404,000 for the three months ended June 30, 1998 and 1997, respectively, representing an increase of $86,000, or 3%. The increase in rental income was primarily attributable to increased rental rates at the Partnership's mini-warehouse facilities, combined with increased average occupancy levels. The monthly average realized rent per square foot for the mini-warehouse facilities was $.65 compared to $.64 for the three months ended June 30, 1998 and 1997, respectively. The weighted average occupancy levels at the mini-warehouse facilities increased from 90% to 91% for the three months ended June 30, 1997 and 1998, respectively. Cost of operations (including management fees) increased $63,000, or 5%, to $1,297,000 from $1,234,000 for the three months ended June 30, 1998 and 1997, respectively. This increase was primarily attributable to increases in property tax and advertising and promotion (due primarily to the PSI national telephone reservations center) expenses. Accordingly, for the Partnership's mini-warehouse operations, property net operating income increased by $23,000 from $2,170,000 to $2,193,000 for the three months ended June 30, 1997 and 1998, respectively.

     Interest income increased $19,000, or 190%, from $10,000 to $29,000 for the three months ended June 30, 1997 and 1998, respectively. This increase was primarily attributable to increased average invested cash balances.

     Depreciation and amortization increased $45,000, or 6%, from $711,000 to $756,000 for the three months ended June 30, 1997 and 1998, respectively. This increase was primarily attributable to the depreciation of capital expenditures made during 1997 and 1998.

     Minority interest in income decreased $115,000, or 26%, to $321,000 from $436,000 for the three months ended June 30, 1998 and 1997, respectively. This decrease was primarily attributable to the allocation of depreciation and amortization expense (pursuant to the partnership agreement with respect to those real estate facilities which are jointly owned with PSI) to PSI of $199,000 for the three months ended June 30, 1998 compared to $87,000 for the same period in 1997.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997:

     The Partnership's net income for the six months ended June 30, 1998 was $2,476,000 compared to $2,237,000 for the six months ended June 30, 1997, representing an increase of $239,000, or 11%. The increase was primarily due to decreased minority interest in income for those properties held jointly with PSI, an increase in property operations at the Partnership's real estate facilities, and increased interest income.

     Rental income for the Partnership's mini-warehouse operations was $6,868,000 compared to $6,657,000 for the six months ended June 30, 1998 and 1997, respectively, representing an increase of $211,000, or 3%. The increase in rental income was primarily attributable to increased rental rates at the Partnership's mini-warehouse facilities, combined with increased average occupancy levels. The monthly average realized rent per square foot for the mini-warehouse facilities was $.65 compared to $.63 for the six months ended June 30, 1998 and 1997, respectively. The weighted average occupancy levels at the mini-warehouse facilities increased from 89% to 90% for the six months ended June 30, 1997 and 1998, respectively. Cost of operations (including management fees)  increased  $130,000,  or 5%, to $2,620,000  from  $2,490,000  for the six months ended June 30, 1998 and 1997, respectively. This increase was primarily attributable to increases in advertising and promotion (due primarily to the PSI national telephone reservations center), property tax, and repairs and maintenance expenses. Accordingly, for the Partnership's mini-warehouse operations, property net operating income increased by $81,000, or 2%, from $4,167,000 to $4,248,000 for the six months ended June 30, 1997 and 1998, respectively.

     Interest income increased $23,000, or 92%, from $25,000 to $48,000 for the six months ended June 30, 1997 and 1998, respectively. This increase was primarily attributable to increased average invested cash balances.

     Depreciation and amortization increased $91,000, or 6%, from $1,420,000 to $1,511,000 for the six months ended June 30, 1997 and 1998, respectively. This increase was primarily attributable to the depreciation of capital expenditures made during 1997 and 1998.

     Minority interest in income was $686,000 in 1998 compared to $820,000 in 1997, representing a decrease of $134,000, or 16%. This decrease was primarily attributable to the allocation of depreciation and amortization expense (pursuant to the partnership agreement with respect to those real estate facilities which are jointly owned with PSI) to PSI of $336,000 for the six months ended June 30, 1998 compared to $184,000 for the same period in 1997.

Liquidity and Capital Resources
-------------------------------

     The Partnership has adequate sources of cash to finance its operations, both on a short-term and long-term basis, primarily from internally generated cash from property operations and cash reserves. Cash generated from operations ($4,626,000 for the six months ended June 30, 1998) has been sufficient to meet all current obligations of the Partnership.

     During 1998, the Partnership anticipates approximately $1,050,000 of capital improvements (of which $208,000 represents PSI's joint venture share). Total capital improvements were $305,000 for the six months ended June 30, 1998 of which $244,000 represents the Partnership's share.

     The Partnership paid distributions to the limited and general partners totaling $2,142,000 ($16.72 per unit) and $261,000, respectively, during the first six months of 1998. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

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


                              DATED:  August 13, 1998

                                      PS PARTNERS II, LTD.

                              BY:     Public Storage, Inc.
                                      General Partner

                              BY:     /s/ John Reyes
                                      -----------------------------------------
                                      John Reyes
                                      Senior Vice President and Chief Financial
                                        Officer of Public Storage, Inc.
                                        (principal financial and accounting
                                        officer)