Form 10-Q
period 1998-09-30
PS PARTNERS II LTD
filed 1998-11-13
CIK 727069

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 1998
                     ------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from               to
                              ---------------  ---------------

Commission File Number 0-11981
                       -------

                              PS PARTNERS II, LTD.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)




              California                                 95-3878680
--------------------------------------      -----------------------------------
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)               Identification Number)


          701 Western Avenue
         Glendale, California                            91201-2394
--------------------------------------      -----------------------------------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code:  (818) 244-8080
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

                                    Yes X No
                                       ---  ---

                                      INDEX

PART I.   FINANCIAL INFORMATION

Condensed consolidated balance sheets at September 30, 1998
     and December 31, 1997                                                 2

Condensed consolidated statements of income for the three
     and nine months ended September 30, 1998 and 1997                     3

Condensed consolidated statements of cash flows for the
     nine months ended September 30, 1998 and 1997                       4-5

Notes to condensed consolidated financial statements                       6

Management's discussion and analysis of financial condition
     and results of operations                                          7-11

PART II.  OTHER INFORMATION

(Items 1 through 5 are not applicable)

Item 6 - Exhibits and Reports on Form 8-K                                 12

                              PS PARTNERS II, LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                September 30,        December 31,
                                                                     1998               1997
                                                            ---------------------------------------
                                                                (Unaudited)

                                     ASSETS


Cash and cash equivalents                                          $ 2,953,000        $ 1,085,000

Rent and other receivables                                              87,000            103,000

Real estate facilities, at cost:
   Land                                                             10,580,000         10,580,000
   Buildings and equipment                                          60,220,000         59,525,000
                                                            ---------------------------------------
                                                                    70,800,000         70,105,000

   Less accumulated depreciation                                   (34,425,000)       (32,148,000)
                                                            ---------------------------------------
                                                                    36,375,000         37,957,000

Investment in real estate entity                                    14,095,000         13,978,000

Other assets                                                           132,000            129,000
                                                            ---------------------------------------

                                                                  $ 53,642,000       $ 53,252,000
                                                            =======================================


                        LIABILITIES AND PARTNERS' EQUITY


Accounts payable                                                     $ 508,000          $ 200,000

Advance payments from renters                                          447,000            416,000

Mortgage notes payable                                                       -                  -

Minority interest in general partnerships                           14,632,000         14,966,000

Partners' equity:
   Limited partners' equity, $500 per unit, 128,000
      units authorized, issued and outstanding                      37,593,000         37,211,000
   General partner's equity                                            462,000            459,000
                                                            ---------------------------------------

Total partners' equity                                              38,055,000         37,670,000
                                                            ---------------------------------------

                                                                  $ 53,642,000       $ 53,252,000
                                                            =======================================

                            See accompanying notes.
                                       2

                              PS PARTNERS II, LTD.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                Three Months Ended                Nine Months Ended
                                                                  September 30,                     September 30,
                                                      --------------------------------------------------------------------
                                                             1998             1997            1998             1997
                                                      --------------------------------------------------------------------

REVENUE:

Rental income                                            $ 3,708,000     $ 3,524,000     $ 10,576,000     $ 10,181,000
Equity in income of real estate entity                       247,000         184,000          702,000          541,000
Interest income                                               39,000          14,000           87,000           39,000
                                                      --------------------------------------------------------------------
                                                           3,994,000       3,722,000       11,365,000       10,761,000
                                                      --------------------------------------------------------------------

COSTS AND EXPENSES:

Cost of operations                                         1,079,000       1,006,000        3,285,000        3,097,000
Management fees                                              221,000         212,000          635,000          611,000
Depreciation and amortization                                766,000         723,000        2,277,000        2,143,000
Administrative                                                37,000          36,000          115,000          108,000
                                                      --------------------------------------------------------------------
                                                           2,103,000       1,977,000        6,312,000        5,959,000
                                                      --------------------------------------------------------------------

Income before minority interest                            1,891,000       1,745,000        5,053,000        4,802,000

Minority interest in income                                 (378,000)       (466,000)      (1,064,000)      (1,286,000)
                                                      --------------------------------------------------------------------

NET INCOME                                               $ 1,513,000     $ 1,279,000      $ 3,989,000      $ 3,516,000
                                                      ====================================================================

Limited partners' share of net income
   ($28.06 per unit in 1998 and
   $23.86 per unit in 1997)                                                               $ 3,592,000      $ 3,054,000
General partner's share of net income                                                         397,000          462,000
                                                                                       -----------------------------------
                                                                                          $ 3,989,000      $ 3,516,000
                                                                                       ===================================

                            See accompanying notes.
                                       3

                              PS PARTNERS II, LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               Nine Months Ended
                                                                                 September 30,
                                                                    --------------------------------------
                                                                            1998                1997
                                                                    --------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                                                           $ 3,989,000         $ 3,516,000

   Adjustments to reconcile net income to net cash provided by operating activities

       Depreciation and amortization                                      2,277,000           2,143,000
       Decrease in rent and other receivables                                16,000              37,000
       (Increase) decrease in other assets                                   (3,000)             99,000
       Increase (decrease) in accounts payable                              308,000             (68,000)
       Increase in advance payments from renters                             31,000              10,000
       Equity in income of real estate entity                              (702,000)           (541,000)
       Minority interest in income                                        1,064,000           1,286,000
                                                                    --------------------------------------

         Total adjustments                                                2,991,000           2,966,000
                                                                    --------------------------------------

         Net cash provided by operating activities                        6,980,000           6,482,000
                                                                    --------------------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES:

   Distributions from real estate entity                                    585,000                   -
   Investment in real estate entity                                               -              (3,000)
   Additions to real estate facilities                                     (695,000)           (975,000)
                                                                    --------------------------------------

         Net cash used in investing activities                             (110,000)           (978,000)
                                                                    --------------------------------------

CASH FLOWS USED IN FINANCING ACTIVITIES:

   Distributions to holder of minority interest                          (1,398,000)         (1,445,000)
   Distributions to partners                                             (3,604,000)         (4,307,000)
                                                                    --------------------------------------

         Net cash used in financing activities                           (5,002,000)         (5,752,000)
                                                                    --------------------------------------

Net increase (decrease) in cash and cash equivalents                      1,868,000            (248,000)

Cash and cash equivalents at the beginning of the period                  1,085,000           1,239,000
                                                                    --------------------------------------

Cash and cash equivalents at the end of the period                      $ 2,953,000           $ 991,000
                                                                    ======================================

                            See accompanying notes.
                                       4

                              PS PARTNERS II, LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   (Continued)

                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                             --------------------------------------
                                                                                    1998               1997
                                                                             --------------------------------------

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:


Investment in real estate entity                                                    $ -           $ (13,574,000)

Transfer of real estate facilities for interest in real
  estate entity, net                                                                  -              13,574,000

                             See accompanying nots.
                                       5

                              PS PARTNERS II, LTD.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

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

2. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at September 30, 1998, the results of operations for the three and nine months ended September 30, 1998 and 1997 and cash flows for the nine months then ended.

3. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

                              PS PARTNERS II, LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements
--------------------------

     Management's Discussion and Analysis of Financial Condition and Results of Operations contains "forward looking" statements that involve risks and uncertainties and are based upon a number of assumptions. Actual results and trends may differ materially depending upon a number of factors. Information regarding these factors is contained in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and in the reports for the quarterly periods on Form 10-Q for the quarters ended March 31, 1998 and June 30, 1998.

Results of Operations:
----------------------

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997:

     The Partnership's net income for the three months ended September 30, 1998 was $1,513,000 compared to $1,279,000 for the three months ended September 30, 1997, representing an increase of $234,000, or 18%. The increase was primarily due an increase in property operations at the Partnership's real estate facilities, decreased minority interest in income for those properties held jointly with PSI, and increased interest income.

     Rental income for the Partnership's mini-warehouse operations was $3,708,000 compared to $3,524,000 for the three months ended September 30, 1998 and 1997, respectively, representing an increase of $184,000, or 5%. The increase in rental income was primarily attributable to increased rental rates at the Partnership's mini-warehouse facilities, combined with increased average occupancy levels. The monthly average realized rent per square foot for the mini-warehouse facilities was $.68 compared to $.65 for the three months ended September 30, 1998 and 1997, respectively. The weighted average occupancy levels at the mini-warehouse facilities increased from 92% to 93% for the three months ended September 30, 1997 and 1998, respectively. Cost of operations (including management fees) increased $82,000, or 7%, to $1,300,000 from $1,218,000 for the three months ended September 30, 1998 and 1997, respectively. This increase was primarily attributable to increases in payroll, property tax, and advertising and promotion (due primarily to the PSI national telephone reservation center) expenses. Accordingly, for the Partnership's mini-warehouse operations, property net operating income increased by $102,000 from $2,306,000 to $2,408,000 for the three months ended September 30, 1997 and 1998, respectively.

     Interest income increased $25,000, or 179%, from $14,000 to $39,000 for the three months ended September 30, 1997 and 1998, respectively. This increase was primarily attributable to increased average invested cash balances.

     Depreciation and amortization increased $43,000, or 6%, from $723,000 to $766,000 for the three months ended September 30, 1997 and 1998, respectively. This increase was primarily attributable to the depreciation of capital expenditures made during 1997 and 1998.

     Minority interest in income decreased $88,000, or 19%, to $378,000 from $466,000 for the three months ended September 30, 1998 and 1997, respectively. This decrease was primarily attributable to the allocation of depreciation and amortization expense (pursuant to the partnership agreement with respect to those real estate facilities which are jointly owned with PSI) to PSI of $200,000 for the three months ended September 30, 1998 compared to $82,000 for the same period in 1997, partially offset by an increase in operations at the Partnership's real estate facilities owned jointly with PSI.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997:

     The Partnership's net income for the nine months ended September 30, 1998 was $3,989,000 compared to $3,516,000 for the nine months ended September 30, 1997, representing an increase of $473,000, or 13%. The increase was primarily due to decreased minority interest in income for those properties held jointly with PSI, an increase in property operations at the Partnership's real estate facilities, and increased interest income.

     Rental income for the Partnership's mini-warehouse operations was $10,576,000 compared to $10,181,000 for the nine months ended September 30, 1998 and 1997, respectively, representing an increase of $395,000, or 4%. The increase in rental income was primarily attributable to increased rental rates at the Partnership's mini-warehouse facilities, combined with increased average occupancy levels. The monthly average realized rent per square foot for the mini-warehouse facilities was $.66 compared to $.64 for the nine months ended September 30, 1998 and 1997, respectively. The weighted average occupancy levels at the mini-warehouse facilities increased from 90% to 91% for the nine months ended September 30, 1997 and 1998, respectively. Cost of operations (including management fees) increased $212,000, or 6%, to $3,920,000 from $3,708,000 for the nine months ended September 30, 1998 and 1997, respectively. This increase was primarily attributable to increases in advertising and promotion (due primarily to the PSI national telephone reservation center), property tax, repairs and maintenance, and payroll expenses. Accordingly, for the Partnership's mini-warehouse operations, property net operating income increased by $183,000, or 3%, from $6,473,000 to $6,656,000 for the nine months ended
September 30, 1997 and 1998, respectively.

     Interest income increased $48,000, or 123%, from $39,000 to $87,000 for the nine months ended September 30, 1997 and 1998, respectively. This increase was primarily attributable to increased average invested cash balances.

     Depreciation and amortization increased $134,000, or 6%, from $2,143,000 to $2,277,000 for the nine months ended September 30, 1997 and 1998, respectively. This increase was primarily attributable to the depreciation of capital expenditures made during 1997 and 1998.

     Minority interest in income was $1,064,000 in 1998 compared to $1,286,000 in 1997, representing a decrease of $222,000, or 17%. This decrease was primarily attributable to the allocation of depreciation and amortization expense (pursuant to the partnership agreement with respect to those real estate facilities which are jointly owned with PSI) to PSI of $536,000 for the nine months ended September 30, 1998 compared to $266,000 for the same period in 1997, partially offset by an increase in operations at the Partnership's real estate facilities owned jointly with PSI.

Liquidity and Capital Resources
-------------------------------

     The Partnership has adequate sources of cash to finance its operations, both on a short-term and long-term basis, primarily from internally generated cash from property operations and cash reserves. Cash generated from operations ($6,980,000 for the nine months ended September 30, 1998) has been sufficient to meet all current obligations of the Partnership.

     During 1998, the Partnership anticipates approximately $1,050,000 of capital improvements (of which $208,000 represents PSI's joint venture share). Total capital improvements were $695,000 for the nine months ended September 30, 1998 of which $555,000 represents the Partnership's share.

     The Partnership paid distributions to the limited and general partners totaling $3,211,000 ($25.08 per unit) and $393,000, respectively, during the first nine months of 1998. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

Impact of the Year 2000 Issue
-----------------------------

     Public Storage, Inc. ("PSI"), the general partner and property manager, has completed an assessment of all of its hardware and software applications to identify susceptibility to what is commonly referred to as the "Y2K Issue" whereby certain computer programs have been written using two digits rather than four to define the applicable year. Any of PSI's computer programs or hardware with the Y2K Issue that have date-sensitive applications or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000, resulting in miscalculations or system failure causing disruptions of operations.

     Many of PSI's critical applications, relative to the direct management of properties, have recently been replaced and PSI believes they are already Year 2000 compliant. PSI has an implementation in process on the remaining critical applications, including its general ledger and related systems, that are believed to have Y2K Issues. PSI expects the implementation to be complete by June 1999. Contingency plans have been developed for use in case PSI's implementations are not completed on a timely basis. While PSI presently believes that the impact of the Y2K Issue on its systems can be mitigated, if the plan for ensuring Year 2000 compliance and the related contingency plans were to fail, be insufficient, or not be implemented on a timely basis, operations of the Partnership could be materially impacted.

     Certain of PSI's other non-computer related systems that may be impacted by the Y2K Issue, such as security systems, are currently being evaluated, and PSI expects the evaluation to be completed by June 1999. PSI expects the implementation of any required solutions to be complete in advance of December 31, 1999. PSI has not fully evaluated the impact of lack of Year 2000 compliance on these systems, but has no reason to believe that lack of compliance would materially impact the operations of the Partnership.

     The Partnership exchanges electronic data with certain outside vendors in the banking and payroll processing areas. PSI has been advised by these vendors that their systems are or will be Year 2000 compliant, but has requested a Year 2000 compliance certification from these entities. PSI is not aware of any other vendors, suppliers, or other external agents with a Y2K Issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, PSI has no means of ensuring that external agents will be Year 2000 compliant, and there can be no assurance that the Partnership has identified all such external agents. The inability of external agents to complete their Year 2000 compliance process in a timely fashion could materially impact the Partnership. The effect of non-compliance by external agents is not determinable.

     The total cost of PSI's Year 2000 compliance activities (which primarily consists of the costs of new systems) will be allocated to all entities that use the PSI computer systems. The amount to be allocated to the Partnership is estimated at approximately $132,000. These costs are capitalized.

     The costs of the projects and the date on which PSI believes that it will be Year 2000 compliant are based upon management's best estimates, and were derived utilizing numerous assumptions of future events. There can be no assurance that these estimates will be achieved, and actual results could differ materially from those anticipated. There can be no assurance that PSI has identified all potential Y2K Issues either within PSI and the Partnership or at external agents. In addition, the impact of the Y2K Issue on governmental entities and utility providers and the resultant impact on the Partnership, as well as disruptions in the general economy, may be material but cannot be reasonably determined or quantified.

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


                               DATED:  November 13, 1998

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