Form 10-K/A
period 1997-12-31
PS PARTNERS II LTD
filed 1999-03-10
CIK 727069

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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

Commission File Number 0-11981
                       -------

                              PS PARTNERS II, LTD.
           ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             California                                       95-3878680
-------------------------------------------          ---------------------------
    (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                     Identification Number)

           701 Western Avenue
          Glendale, California                                91201-2394
-------------------------------------------          ---------------------------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code:  (818) 244-8080
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

         The  Partnership   was  formed  to  invest  in  and  operate   existing
self-service facilities offering storage space for personal and business use (the "mini-warehouses") and to invest up to 30% of the net proceeds of the offering in and operate existing office and industrial properties. The Partnership's real estate investments consist of wholly-owned facilities and an investment in a general partnership (SEI/PSP II Joint Ventures, the "Joint Venture") with Public Storage, Inc. ("PSI") (formerly known as "Storage Equities, Inc."), a real estate investment trust ("REIT") organized as a corporation under the laws of California.

         In 1995, there was a series of mergers among Public Storage Management, Inc. (which was the Partnership's mini-warehouse operator), Public Storage, Inc. and their affiliates (collectively, "PSMI"), culminating in the November 16, 1995 merger (the "PSMI Merger") of PSMI into Storage Equities, Inc. In the PSMI Merger, Storage Equities, Inc. was renamed "Public Storage, Inc." and it acquired substantially all of PSMI's United States real estate operations and became the operator of the mini warehouses of the Partnership and the Joint Venture.

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

         Through 1996, the business parks of the Partnership and the Joint Venture were managed by Public Storage Commercial Properties Group, Inc. ("PSCPG") pursuant to a Management Agreement. In January 1997, the Partnership and PSI and other related partnerships transferred a total of 35 business parks to PS Business Parks, L.P. ("PSBPLP") (formerly known as "American Office Park Properties, L.P.,"), an operating partnership formed to own and operate business parks in which PSI has a significant interest. Included among the properties transferred were the business parks of the Partnership and Joint Venture in exchange for a partnership interest in PSBPLP. Until March 17, 1998, the general partner of PSBPLP was American Office Park Properties, Inc., an affiliate of PSI. On March 17, 1998, American Office Park Properties, Inc. was merged into Public Storage Properties XI, Inc., which changed its name to PS Business Parks, Inc. ("PSBP"). PSBP is a REIT affiliated with PSI, and is publicly traded on the American Stock Exchange. As a result of the merger, PSBP became the general partner of PSBPLP (which changed its name from American Office Park Properties, L.P. to PS Business Parks, L.P.). See Item 13.

         PSI's current relationship with the Partnership includes (i) the joint ownership of 27 of the Partnership's 33 properties (which excludes the property transferred to PSBPLP in January 1997), (ii) PSI is a co-general partner along with Hughes, who is chairman of the board and chief executive officer of PSI,
(iii) as of December 31, 1997, PSI owned approximately 73.81% of the Partnership's limited partnership units and (iv) PSI is the operator of the 33 properties in which the Partnership has an interest (these 33 properties are referred to collectively hereinafter as the "Mini-Warehouse Properties").

Investments in Facilities
--------------------------

         The Partnership owns interests in 33 properties (excluding the properties transferred to PSBPLP in January 1997); 27 of such properties are owned by the Joint Venture. One property is a leasehold interest in a mini-warehouse property in Raleigh, North Carolina. The Partnership purchased its last property in July, 1984. Reference is made to the table in Item 2 for a summary of information about the Partnership's properties.

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

         The Mini-Warehouse Properties generally consist of three to seven buildings containing an aggregate of between 259 and 1,113 storage spaces, most of which have between 25 and 400 square feet and an interior height of approximately 8 to 12 feet.

         The Mini-Warehouse Properties experience minor seasonal fluctuations in the occupancy levels of mini-warehouses with occupancies higher in the summer months than in the winter months. The Partnership believes that these fluctuations result in part from increased moving activity during the summer.

         The Mini-Warehouse Properties are geographically diversified and are generally located in heavily populated areas and close to concentrations of apartment complexes, single family residences and commercial developments. However, there may be circumstances in which it may be appropriate to own a property in a less populated area, for example, in an area that is highly visible from a major thoroughfare and close to, although not in, a heavily populated area. Moreover, in certain population centers, land costs and zoning restrictions may create a demand for space in nearby less populated areas.

         As with most other types of real estate, the conversion of mini-warehouses to alternative uses in connection with a sale or otherwise would generally require substantial capital expenditures. However, the Partnership and the Joint Venture do not intend to convert the Mini-Warehouse Properties to other uses.

Business Parks
--------------

         Through 1996, the Joint Venture owned and operated an office building in Lakewood, California and the Partnership directly owned a retail office warehouse center in Austin, Texas. These business parks were transferred to PSBPLP in January 1997 in exchange for partnership interests in PSBPLP.

Investment Objectives and Polices;  Sale or Financing of Investments
--------------------------------------------------------------------

         The Partnership's objectives are to (i) preserve and protect invested capital, (ii) maximize the potential for appreciation in value of its investments, (iii) provide Federal income tax deductions so that during the early years of property operations a portion of cash distributions may be treated as a return of capital for tax purposes, and therefore, may not represent taxable income to the limited partners, and (iv) provide for cash distributions from operations. The Partnership will terminate on December 31, 2020 unless dissolved earlier.

Operating Strategies
--------------------

         The Mini-Warehouse Properties are operated by PSI under the "Public Storage" name, which the Partnership believes is the most recognized name in the mini-warehouse industry. The major elements of the Partnership's operating strategies are as follows:

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

         * Maintain high occupancy levels and increase realized rents. Subject to market conditions, the Partnership generally seeks to achieve average occupancy levels in excess of 90% and to eliminate promotions prior to increasing rental rates. The monthly average realized rent per occupied square foot for the Mini-Warehouse Properties was $.64 in 1997 compared to $.61 in 1996. The weighted average occupancy levels at the Mini-Warehouse Properties were 90% in 1997 compared to 91% in 1996. The Partnership has increased rental rates in many markets where it has achieved high occupancy levels and eliminated or minimized promotions.

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

Mini-warehouse Property Operator
--------------------------------

         The Mini-Warehouse Properties are managed by PSI pursuant to a Management Agreement.

         Under the supervision of the Partnership and the Joint Venture, PSI coordinates the operation of the facilities, establishes rental policies and rates, directs marketing activity and directs the purchase of equipment and supplies, maintenance activity, and the selection and engagement of all vendors, supplies and independent contractors.

         PSI engages, at the expense of the property owners, employees for the operation of the owners' facilities, including resident managers, assistant managers, relief managers, and billing and maintenance personnel. Some or all of these employees may be employed on a part-time basis and may also be employed by other persons, partnerships, REITs or other entities owning facilities operated by PSI.

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

         The Mini-Warehouse Properties are typically advertised via signage, yellow pages, flyers and broadcast media advertising (television and radio) in geographic areas in which many of the facilities are located. Broadcast media and other advertising costs are charged to the facilities located in geographic areas affected by the advertising. From time to time, PSI adopts promotional programs, such as temporary rent reductions, in selected areas or for individual facilities.

         For as long as the Management Agreement is in effect, PSI has granted the Partnership and the Joint Venture non-exclusive license to use two PSI service marks and related designs, including the "Public Storage" name, in conjunction with rental and operation of facilities managed pursuant to the
Management Agreement. Upon termination of the Management Agreement, the Partnership and the Joint Venture would no longer have the right to use the service marks and related designs. The General Partners believe that the loss of the right to use the service marks and related designs could have a material adverse effect on the Partnership's business.

         The  Management   Agreement  with  PSI  provides  that  the  Management
Agreement may be terminated without cause upon 60 days written notice by either party.

Business Park Operator
----------------------

         Through 1996, the business parks of the Partnership and the Joint Venture were managed by PSCPG, now known as PS Business Parks, Inc., pursuant to a Management Agreement. In January 1997, these properties were transferred to PSBPLP in exchange for a partnership interest.

Competition
-----------

         Competition in the market areas in which the Mini-Warehouse Properties operate is significant and affects the occupancy levels, rental rates and operating expenses of certain of the facilities. Competition may be accelerated by any increase in availability of funds for investment in real estate. Recent increases in plans for development of mini-warehouses are expected to further intensify competition among mini-warehouse operators in certain market areas. In addition to competition from mini-warehouses operated by PSI, there are three other national firms and numerous regional and local operators. The Partnership believes that the significant operating and financial experience of PSI's executive officers and directors and the "Public Storage" name, should enable the Partnership to continue to compete effectively with other entities.

Other Business Activities
-------------------------

         A corporation owned by the Hughes Family reinsures policies against losses to goods stored by tenants in the Mini-Warehouse Properties. The Partnership believes that the availability of insurance reduces the potential liability of the Partnership and the Joint Venture to tenants for losses to their goods from theft or destruction. This corporation receives the premiums and bears the risks associated with the insurance.

         A corporation, in which PSI had a 95% economic interest and the Hughes Family has a 5% economic interest, sells locks, boxes and tape to tenants to be used in securing their spaces and moving their goods. PSI believes that the availability of locks, boxes and tape for sale promotes the rental of spaces.

Employees
---------

         There are 114 persons who render services on behalf of the Partnership and Joint Venture. These persons include resident managers, assistant managers, relief managers, area managers, and administrative personnel. Some of these employees may be employed on a part-time basis and may also be employed by other persons, partnerships, REITs or other entities owning facilities operated by PSI or PSBPLP.

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

         The cost of the Year 2000 project will be allocated to all entities that use the PSI computer systems. The cost of the Year 2000 project which is expected to be allocated to the Partnership and the Joint Venture is approximately $99,000. The cost of new software will be capitalized and the cost of maintenance to existing systems will be expensed as incurred.

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

ITEM 2.  PROPERTIES.
         -----------

         The following table sets forth information as of December 31, 1997, about the Mini-Warehouse Properties:

                                Net               Number
                              Rentable              of                Date of             Ownership
Location                    Square Feet           Spaces            Acquisition           Percentage
----------------------    ----------------    ----------------    ----------------    ----------------
CALIFORNIA
Fremont                         60,700               597              01/13/84              70.0%
   Albrae Street
Pico                            47,500               399              03/01/84              50.0
   Bermudez Street

GEORGIA
Augusta                         40,100               363              12/09/83              81.5
   Crescent Drive
Marietta                        29,600               259              03/30/84              75.0
   S. Cobb Drive

KANSAS
Olathe                          41,800               302              01/19/84              74.4
   E. Spruce
Shawnee                         64,200               418              01/19/84              74.4
   W. 63rd St.
Topeka                          50,000               368              01/19/84              74.4
   SW 41st St.
Merriam                         58,800               440              01/19/84              74.4
   W. Frontage

MARYLAND
Baltimore                       76,900               797              06/27/84             100.0
   Shannon Road
Baltimore                       48,900               531              06/27/84             100.0
   Laurel Bowie Road

MISSOURI
Belton                          42,700               358              01/19/84              74.4
   S. 71 Fwy.
Gladstone                       74,600               597              01/19/84              74.4
   N. Oak Trafficway
Independence                    78,600               530              01/19/84              74.4
   E. 31st St.
Kansas City                     73,800               541              01/19/84              74.4
   E. 112th Terrace
Kansas City                     52,200               469              01/19/84              74.4
   Holmes

NORTH CAROLINA
Charlotte                       53,900               435              12/09/83              81.5
   South Blvd.
Greensboro                      42,700               338              12/09/83              81.5
   Electra Drive



                                Net               Number
                              Rentable              of                Date of             Ownership
Location                    Square Feet           Spaces            Acquisition           Percentage
----------------------    ----------------    ----------------    ----------------    ----------------
NORTH CAROLINA
Greensboro                      62,200               655              12/09/83              81.5%
   W. Market St.
Raleigh                        105,700               539              05/16/84              53.0
   Departure Dr.
Raleigh                         52,400               425              12/09/83             100.0
   Yonkers Rd

OREGON
Milwaukee                       34,600               373              04/18/84             100.0
   SE McLoughlin Blvd.

PENNSYLVANIA
Philadelphia                   110,600             1,113              05/21/84              36.1
   Grant Ave.
Trevose                         61,600               743              07/03/84              67.8
   Old Lincoln Highway

RHODE ISLAND
Cranston                        28,700               300              01/24/85              64.6
   Pontiac - 71
   Freeway Dr.
N. Providence                   35,600               389              04/19/84              90.0
   Mineral Springs Ave.

SOUTH CAROLINA
Columbia                        67,200               575              12/09/83              81.5
   Broad River Rd

TENNESSEE
Knoxville                       64,000               574              02/16/84              81.9
   E. Central
   Ave. Pike
Knoxville                       97,300               796              02/16/84              81.9
   Unicorn Drive

VIRGINIA
Lorton                          55,300               561              06/27/84             100.0
   Richmond Hwy
Manassas Balls                  43,900               431              03/26/84              41.6
   Ford Rd.
Richmond                        65,600               507              12/09/83              81.5
   Jefferson Davis
Virginia Beach                  98,900               689              05/18/84             100.0
   Independence

WASHINGTON
Tacoma                          52,200               626              01/03/84              90.0
   24th St. W.


         The weighted average occupancy level for the Mini-Warehouse Properties was 90% in 1997 compared to 91% in 1996. The monthly average realized rent per square foot for the Mini-Warehouse Properties was $.64 in 1997 compared to $.61 in 1996.

         Substantially  all of the  facilities  were acquired  prior to the time that it was customary to conduct extensive environmental investigations in connection with the property acquisitions. During the fourth quarter of 1995, an independent environmental consulting firm completed environmental assessments on the Mini-Warehouse Properties to evaluate the environmental condition of, and potential environmental liabilities of such properties. Based on the assessments, the Partnership believes that it is probable that costs totaling $68,000 after December 31, 1997 will be incurred for known environmental remediation requirements for the Mini-Warehouse Properties. Although there can be no assurance, the Partnership is not aware of any unaccrued environmental contamination of its facilities which individually or in the aggregate would be material to the Partnership's overall business, financial condition, or results of operations.

ITEM 3.  LEGAL PROCEEDINGS.
         -----------------

         No material legal proceeding is pending against the Partnership or the Joint Venture.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ---------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of 1997.

                                     PART II

ITEM 5.  MARKET FOR  THE PARTNERSHIP'S  COMMON EQUITY  AND  RELATED  STOCKHOLDER
         -----------------------------------------------------------------------
         MATTERS.
         -------

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

ITEM 6.  SELECTED FINANCIAL DATA.


                                                                  For the Years Ended December 31,
                                             ----------------------------------------------------------------------------
                                                 1997            1996            1995            1994            1993
                                             ------------    ------------    ------------    ------------    ------------
                                                                (In thousands, except per Unit data)

Total Revenues (d)                              $6,330         $ 7,103         $ 7,043        $ 6,531         $ 6,151

Depreciation and amortization (d)                  616           1,080             973            930             890

Income before gain on
   disposition of real estate facility
   and early extinguishment of debt (d)          4,634           4,114           4,185          3,498           2,106

Net income                                       4,634           4,114           4,185          3,722           3,053

     Limited partners' share                     4,043           3,597           3,262          3,528           2,866

     General partners' share                       591             517             923            194             187

Limited partners' per unit data(a)

     Net income                                 $ 31.59         $ 28.10         $ 25.48        $ 27.56         $ 22.39

     Cash distributions (b) (c)                 $ 38.34         $ 33.44         $ 61.97        $ 11.00         $ 11.00

As of December 31,
------------------

Cash and cash equivalents (d)                      $888          $1,075            $696         $3,003            $808

Total assets (d)                                $37,770        $ 38,850        $ 39,606        $44,225         $44,595


---------------

(a) Limited partners' per Unit data is based on the number of units (128,000) outstanding during the year.
(b) The General Partners distributed, concurrent with the distributions for the second and third quarters of 1995, a portion of the operating reserve of the Partnership and the proceeds from the Weymouth property condemnation estimated to be $13.92 and $17.40, respectively.
(c) The General Partners distributed, concurrent with the distribution for the first quarter of 1997, a portion of the operating reserve of the Partnership estimated to be $4.90.
(d)      Restated - See Note 1 to December 31, 1997 financial statements.

ITEM 7.  MANAGEMENT'S  DISCUSSION   AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND
         -----------------------------------------------------------------------
         RESULTS OF OPERATIONS.
         ---------------------

RESULTS OF OPERATIONS
---------------------

         YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996:

         The Partnership's net income was $4,634,000 in 1997 compared to $4,114,000 in 1996, representing an increase of $520,000, or 12.6%. The increase is due primarily to the Partnership's share of an improvement in operations of the mini-warehouses in which the Partnership has an interest (the "Mini-Warehouse Properties").

         PROPERTY OPERATIONS: Rental income for the Partnership's wholly-owned mini-warehouse properties was $2,818,000 in 1997 compared to $2,715,000 during 1996, representing an increase of $103,000, or 3.8%. Cost of operations (including management fees) increased $37,000, or 4.1%, to $937,000 during 1997 from $900,000 in 1996, respectively. Accordingly, for the Partnership's wholly-owned mini-warehouse properties, net operating income increased by $66,000, or 3.6%, from $1,815,000 in 1996 to $1,881,000 during 1997.

         As a result of contribution of the Partnership's business park to PSBPLP in January 1997 in exchange for operating partnership units, rental income and cost of operations, respectively, for the Partnership's business park was reduced to zero and zero, respectively, in 1997 from $1,676,000 and $857,000, respectively, in 1996.

         EQUITY IN EARNINGS OF REAL ESTATE ENTITIES: Equity in earnings of real estate entities was $3,454,000 in 1997 as compared to $2,652,000 during 1996, representing an increase of $802,000, or 30.2%. The increase was due primarily to the impact of the contribution of the business parks of the Partnership and the Joint Venture to PSBPLP in January 1997.

         DEPRECIATION AND AMORTIZATION: Depreciation and amortization for the Partnership's wholly-owned properties decreased $464,000 from $1,080,000 in 1996 to $616,000 in 1997. This decrease was primarily attributable to the impact of the contribution of the Partnership's wholly-owned business park facility to PSBPLP, offset partially by additional depreciation on capital expenditures made during 1996 and 1997.


         YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995:

         The Partnership's net income in 1996 was $4,114,000 compared to $4,185,000 in 1995, representing a decrease of $71,000, or 1.7%. The decrease was primarily due to an increase in depreciation expense and a decrease in interest income, partially offset by the Partnership's share of improved property operations at the Mini Warehouse Properties combined with a reduction in environmental costs.

         PROPERTY OPERATIONS: Rental income for the Partnership's wholly-owned mini-warehouse properties was $2,715,000 in 1996 compared to $2,592,000 during 1995, representing an increase of $123,000, or 4.7%. Cost of operations (including management fees) increased $23,000, or 2.6%, to $900,000 during 1996 from $877,000 in 1995, respectively. Accordingly, for the Partnership's wholly-owned mini-warehouse properties, property net operating income increased by $100,000, or 5.8%, from $1,715,000 in 1995 to $1,815,000 during 1996.

         Rental income for the Partnership's wholly-owned business park was $1,676,000 in 1996 compared to $1,556,000 in 1995, representing an increase of $120,000 or 7.7%. Cost of operations (including management fees) increased $56,000, or 7.0%, from $801,000 in 1995 to $857,000 in 1996. Accordingly, for the Partnership's wholly-owned business park property, net operating income increased by $63,000, or 8.3%, from $755,000 in 1995 to $818,000 in 1996.

         EQUITY IN EARNINGS OF REAL ESTATE ENTITIES: Equity in earnings of real estate entities was $2,652,000 in 1996 as compared to $2,735,000 during 1995, representing a decrease of $83,000, or 3.0%. This decrease was due primarily to a reduction in operating income in the Joint Venture's business park, partially offset by the Partnership's share of improved operating results at the Joint Venture's mini-warehouse properties.

         DEPRECIATION AND AMORTIZATION: Depreciation and amortization attributable to the Partnership's wholly-owned properties increased $107,000 from $973,000 in 1995 to $1,080,000 in 1996. This increase was primarily attributable to the depreciation of capital expenditures made during 1995 and 1996.

SUPPLEMENTAL PROPERTY DATA
--------------------------

         In 1997, most of the Partnership's net income is from the Partnership's share of the operating results of the Mini-Warehouse Properties. Therefore, in order to evaluate the Partnership's operating results, the General Partners analyze the operating performance of the Mini-Warehouse Properties.

         YEAR ENDED DECEMBER 31, 1997 COMPARED TO THE YEAR ENDED DECEMBER 31, 1996: Rental income for the Mini-Warehouse Properties was $13,617,000 in 1997 compared to $13,049,000 during 1996, representing an increase of $568,000, or 4.4%. The increase in rental income was primarily attributable to increased rental rates, partially offset by decreased average occupancy levels. The monthly average realized rent per square foot was $.64 in 1997 compared to $.61 in 1996. The weighted average occupancy levels decreased from 91% in 1996 to 90% in 1997. Cost of operations (including management fees) increased $222,000, or 4.7%, to $4,973,000 during 1997 from $4,751,000 in 1996, respectively. This increase was primarily attributable to increases in advertising, property tax, and management expenses. Accordingly, for the Mini-Warehouse Properties, property net operating income increased by $346,000, or 4.2%, from $8,298,000 in 1996 to $8,644,000 during 1997.

         YEAR ENDED DECEMBER 31, 1996 COMPARED TO THE YEAR ENDED DECEMBER 31, 1995: Rental income for the Mini-Warehouse Properties was $13,049,000 in 1996 compared to $12,564,000 in 1995, representing an increase of $485,000, or 3.9%. The increase in rental income was primarily attributable to increased average realized rental rates combined with increased average occupancy levels. The monthly average realized rent per square foot was $.61 in 1996 compared to $.59 in 1995. The weighted average occupancy levels were 91% in 1996 compared to 90% in 1995. Costs of operations (including management fees) increased $232,000, or 5.1%, to $4,751,000 in 1996 from $4,519,000 in 1995. This increase was primarily attributable to increases in advertising and promotion, repairs and maintenance, and office expenses. Accordingly, for the Mini-Warehouse Properties, property net operating income increased by $253,000, or 3.1%, to $8,298,000 in 1996 from $8,045,000 in 1995.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         The Partnership has adequate sources of cash to finance its operations, both on a short-term and long-term basis, primarily by internally generated cash from property operations and distributions from Real Estate Entities, combined with cash on hand at December 31, 1997 of $888,000.

         Cash flows from operating activities and distributions from Real Estate Entities ($5,583,000 for the year ended December 31, 1997) have been sufficient to meet all current obligations of the Partnership. Total capital improvements for the Partnership's wholly-owned properties were $260,000, $367,000 and $335,000 in 1997, 1996, and 1995, respectively. During 1998, the Partnership anticipates approximately $226,000 of capital improvements to the Partnership's wholly-owned properties. During 1995, the Partnership's property manager commenced a program to enhance the visual appearance of the mini-warehouse facilities. Such enhancements include new signs, exterior color schemes, and improvements to the rental offices.

         Total distributions paid to the General Partners and the limited partners (including the per Unit amounts) for 1997 and prior years were as follows:

                                   Total                Per Unit
                              --------------         --------------
              1997              $5,507,000               $38.34
              1996               4,804,000                33.44
              1995               8,902,000                61.97
              1994               1,582,000                11.00
              1993               1,582,000                11.00
              1992               1,582,000                11.00
              1991               2,708,000                18.85
              1990               1,077,000                 7.50
              1989               4,310,000                30.00
              1988               4,309,000                30.00
              1987               4,310,000                30.00
              1986               4,669,000                32.50
              1985               5,747,000                40.00
              1984               3,239,000                22.54

         During 1990 and 1992, distribution levels were reduced to enable the Joint Venture to retain operating cash flows which were used to retire mortgage notes which were scheduled to mature in 1992, 1993 and 1994 (such mortgage notes having balloon payments at maturity). The 1992 distribution includes a special distribution of cash reserves of approximately $3.60 per Unit The 1995 distribution includes a special distribution of cash reserves and proceeds from the Weymouth property condemnation of approximately $31.32 per Unit. The 1997 distribution includes a special distribution of cash reserves of approximately $4.90 per Unit. Future distribution levels will be based upon cash flows available for distributions (cash flows from operations and distributions from real estate entities, less capital improvements and necessary cash reserves).

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

         The cost of the Year 2000 project will be allocated to all entities that use the PSI computer systems. The cost of the Year 2000 project which is expected to be allocated to the Partnership and the Joint Venture is approximately $99,000. The cost of new software will be capitalized and the cost of maintenance to existing systems will be expensed as incurred.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
         -------------------------------------------

         The Partnership's financial statements are included elsewhere herein. Reference is made to the Index to Financial Statements and Financial Statement Schedules in Item 14(a).

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
         ----------------------------------------------------

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP.
         ---------------------------------------------------

         The Partnership has no directors or executive officers.

         The Partnership's General Partners are PSI and B. Wayne Hughes. PSI, acting through its directors and executive officers, and Mr. Hughes manage and make investment decisions for the Partnership. The Mini-Warehouse Properties are managed by PSI pursuant to a Management Agreement. Through 1996, the business parks of the Partnership and the Joint Venture were managed by a predecessor of PSBPLP, pursuant to a Management Agreement. In January 1997, the Partnership and Joint Venture transferred their business parks to PSBPLP in exchange for a partnership interest in PSBPLP.

         The names of all directors and executive officers of PSI, the offices held by each of them with PSI, and their ages and business experience during the past five years are as follows:

      Name                                    Positions with PSI
------------------------    ----------------------------------------------------

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
         --------------------------------------------------------------

         (a) At December 31, 1997, PSI beneficially owned more than 5% of the Units of the Partnership:

   Title                                               Amount of         Percent
    of                   Name and Address of           Beneficial          of
   Class                  Beneficial Owner             Ownership          Class
--------------------   ----------------------------   ----------------   -------
Units of               Public Storage, Inc.
Limited                701 Western Avenue
Partnership Interest   Glendale, CA 91201-2394  (1)   94,474 Units (1)   73.81%

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

                  The Partnership owns interests in 33 properties (which exclude the properties transferred to PSBPLP in January 1997); 27 of such
         properties  are  held  in  a  general  partnership   comprised  of  the
         Partnership and PSI. Under the terms of the partnership agreement relating to the ownership of the properties, PSI has the right to compel a sale of each property at any time after seven years from the date of acquisition at not less than its independently determined fair market value provided the Partnership receives its share of the net sales proceeds solely in cash. As of December 31, 1997, PSI has the right to require the Partnership to sell all of the Joint Venture's properties on these terms.

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

         The Partnership and the Joint Venture have a Management Agreement with PSI pursuant to which the Partnership and the Joint Venture pay PSI a fee of 6% of the gross revenues of the mini-warehouse spaces operated for the Partnership and the Joint Venture. During 1997, the Partnership and the Joint Venture paid fees of $817,000 to PSI pursuant to the Management Agreement.

         Through 1996, the Partnership's and Joint Venture's business parks were managed by a predecessor of PSBPLP pursuant to a Management Agreement which provides for the payment of a fee by the Partnership of 5% of the gross revenues of the commercial space operated for the Partnership and the Joint Venture. In January 1997, the Partnership, the Joint Venture, and PSI and other related partnerships transferred a total of 35 business parks to PSBPLP, an operating partnership formed to own and operate business parks in which PSI has a significant interest. Included among the properties transferred were the Partnership's and Joint Venture's business parks in exchange for a partnership interest in PSBPLP. The general partner of PSBPLP is PS Business Parks, Inc., a REIT traded on the American Stock Exchange.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
         ---------------------------------------------------------------

         (a)  List of Documents filed as part of the Report.

              1. Financial Statements: See Index to Financial Statements and Financial Statement Schedules.

              2.   Financial  Statement   Schedules:   See  Index  to  Financial
                   Statements and Financial Statement Schedules.

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


                                    PS PARTNERS II, LTD.


Dated:  March 10, 1999         By:  Public Storage, Inc., General Partner

                               By:  /s/ John Reyes
                                    --------------------------------------------
                                    John Reyes
                                    Senior Vice President and Chief
                                    Financial Officer of Public Storage, Inc.
                                    (principal financial and accounting officer)

                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

                                  (Item 14 (a))

                                                                        Page
                                                                     References
                                                                     ----------
PS PARTNERS II, LTD.
     Report of Independent Auditors                                      F-1

     Financial Statements and Schedules:

       Balance  Sheets as of December  31, 1997 and 1996                 F-2

       For the years ended December 31, 1997, 1996 and 1995:

          Statements of Income                                           F-3

          Statements of Partners' Equity                                 F-4

          Statements of Cash Flows                                    F-5 - F-6

     Notes to Financial Statements                                   F-7 - F-11

     Schedule

          Schedule III - Real Estate and Accumulated Depreciation    F-12 - F-13

Financial Statements of 50 percent or less owned persons required pursuant to Rule 3-09:

     PS BUSINESS PARKS, INC. - PS Business Parks, Inc. is a registrant with the Securities and Exchange Commission and its filings can be accessed through the Securities and Exchange Commission.

     SEI/PSP II JOINT VENTURES

         Report of Independent Auditors                                 F-14

         Financial Statements:

         Balance Sheets as of December 31, 1997 and 1996                F-15

           For the years ended December 31, 1997, 1996 and 1995:

              Statements of Income                                      F-16

              Statements of Partners' Equity                            F-17

              Statements of Cash Flows                               F-18 - F-19

         Notes to Financial Statements                               F-20 - F-23

         Schedule

              Schedule III - Real Estate and Accumulated Depreciatio F-24 - F-26

         All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or the notes thereto.

                         Report of Independent Auditors




The Partners
PS Partners II, Ltd.


We have audited the balance sheets of PS Partners II, Ltd. as of December 31, 1997 and 1996 and the related statements of income, partners' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PS Partners II, Ltd. at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1, the financial statements have been restated to account for certain joint ventures previously consolidated by the Partnership on the equity method.





                                                              ERNST & YOUNG LLP

February 23, 1998
Los Angeles, CA

                              PS PARTNERS II, LTD.
                                 BALANCE SHEETS
                             (Restated - See Note 1)
                           December 31, 1997 and 1996


                                                                                          1997               1996
                                                                                   --------------------------------------

                                      ASSETS


Cash and cash equivalents                                                                   $888,000          $1,075,000

Rent and other receivables                                                                    33,000              76,000

Real estate facilities, at cost:
     Land                                                                                  2,319,000           6,640,000
     Buildings and equipment                                                              12,584,000          21,400,000
                                                                                   --------------------------------------
                                                                                          14,903,000          28,040,000

         Less accumulated depreciation                                                    (6,728,000)        (10,970,000)
                                                                                   --------------------------------------
                                                                                           8,175,000          17,070,000

Investment in real estate entities                                                        28,599,000          20,564,000

Other assets                                                                                  75,000              65,000
                                                                                   --------------------------------------

                                                                                         $37,770,000         $38,850,000
                                                                                   ======================================


                         LIABILITIES AND PARTNERS' EQUITY


Accounts payable                                                                             $26,000            $228,000

Advance payments from renters                                                                 74,000              79,000

Partners' equity:
     Limited partners' equity,  $500 per unit, 128,000
         units authorized, issued and outstanding                                         37,211,000          38,077,000
     General partner's equity                                                                459,000             466,000
                                                                                   --------------------------------------

Total partners' equity                                                                    37,670,000          38,543,000
                                                                                   --------------------------------------

                                                                                         $37,770,000         $38,850,000
                                                                                   ======================================

                            See accompanying notes.
                                      F-2

                              PS PARTNERS II, LTD.
                              STATEMENTS OF INCOME
                             (Restated - See Note 1)
              For the years ended December 31, 1997, 1996, and 1995


                                                                         1997              1996              1995
                                                                   -----------------------------------------------------

REVENUE:

Rental income                                                            $2,818,000        $4,391,000        $4,148,000
Equity in earnings of real estate entities                                3,454,000         2,652,000         2,735,000
Interest income                                                              58,000            60,000           160,000
                                                                   -----------------------------------------------------
                                                                          6,330,000         7,103,000         7,043,000
                                                                   -----------------------------------------------------

COSTS AND EXPENSES:

Cost of operations                                                          768,000         1,510,000         1,444,000
Management fees                                                             169,000           247,000           234,000
Depreciation and amortization                                               616,000         1,080,000           973,000
Administrative                                                              143,000           152,000           159,000
Environmental costs                                                               -                 -            48,000
                                                                   -----------------------------------------------------
                                                                          1,696,000         2,989,000         2,858,000
                                                                   -----------------------------------------------------


                                                                   -----------------------------------------------------
NET INCOME                                                               $4,634,000        $4,114,000        $4,185,000
                                                                   =====================================================

Limited partners' share of net income
     ($31.59, $28.10, and $25.48 per unit in
     1997, 1996, and 1995, respectively)                                 $4,043,000        $3,597,000        $3,262,000
General partner's share of net income                                       591,000           517,000           923,000
                                                                   -----------------------------------------------------
                                                                         $4,634,000        $4,114,000        $4,185,000
                                                                   =====================================================

                            See accompanying notes.
                                      F-3

                              PS PARTNERS II, LTD.
                         STATEMENTS OF PARTNERS' EQUITY
              For the years ended December 31, 1997, 1996, and 1995


                                                                       Limited           General
                                                                       Partners          Partners           Total
                                                                   -----------------------------------------------------

Balances at December 31, 1994                                          $43,430,000         $520,000        $43,950,000

Net income                                                               3,262,000          923,000          4,185,000

Distributions                                                           (7,932,000)        (970,000)        (8,902,000)

                                                                   -----------------------------------------------------
Balances at December 31, 1995                                           38,760,000          473,000         39,233,000

Net income                                                               3,597,000          517,000          4,114,000

Distributions                                                           (4,280,000)        (524,000)        (4,804,000)

                                                                   -----------------------------------------------------
Balances at December 31, 1996                                           38,077,000          466,000         38,543,000

Net income                                                               4,043,000          591,000          4,634,000

Distributions                                                           (4,909,000)        (598,000)        (5,507,000)
                                                                   -----------------------------------------------------

Balances at December 31, 1997                                          $37,211,000         $459,000        $37,670,000
                                                                   =====================================================

                            See accompanying notes.
                                      F-4

                              PS PARTNERS II, LTD.
                            STATEMENTS OF CASH FLOWS
                             (Restated - See Note 1)
              For the years ended December 31, 1997, 1996, and 1995


                                                                              1997            1996            1995
                                                                        -------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                 $4,634,000      $4,114,000      $4,185,000

     Adjustments to reconcile net income to net cash provided by operating activities

         Depreciation and amortization                                         616,000        1,080,000         973,000
         Decrease (increase) in rent and other receivables                      43,000           (2,000)        (55,000)
         Increase in other assets                                              (10,000)         (25,000)         (1,000)
         (Decrease) increase in accounts payable                              (202,000)         (61,000)         95,000
         (Decrease) increase in advance payments from renters                   (5,000)          (5,000)          3,000
         Equity in earnings of real estate entities                         (3,454,000)      (2,652,000)     (2,735,000)

                                                                        -------------------------------------------------
          Total adjustments                                                 (3,012,000)      (1,665,000)     (1,720,000)

                                                                        -------------------------------------------------
              Net cash provided by operating activities                      1,622,000        2,449,000       2,465,000
                                                                        -------------------------------------------------

CASH FLOWS PROVIDED BY  INVESTING ACTIVITIES:

         Investment in real estate entities                                     (3,000)               -               -
         Distributions from real estate entities                             3,961,000        3,101,000       4,465,000
         Additions to real estate facilities                                  (260,000)        (367,000)       (335,000)
                                                                        -------------------------------------------------
              Net cash provided by  investing activities                     3,698,000        2,734,000       4,130,000
                                                                        -------------------------------------------------

CASH FLOWS USED IN FINANCING ACTIVITIES:

         Distributions to partners                                          (5,507,000)      (4,804,000)     (8,902,000)
                                                                        -------------------------------------------------
              Net cash used in financing activities                         (5,507,000)      (4,804,000)     (8,902,000)
                                                                        -------------------------------------------------

Net (decrease) increase in cash and cash equivalents                          (187,000)         379,000      (2,307,000)
Cash and cash equivalents at the beginning of the period                     1,075,000          696,000       3,003,000
                                                                        -------------------------------------------------

Cash and cash equivalents at the end of the period                            $888,000       $1,075,000        $696,000
                                                                        =================================================

                            See accompanying notes.
                                      F-5

                              PS PARTNERS II, LTD.
                            STATEMENTS OF CASH FLOWS
                             (Restated - See Note 1)
              For the years ended December 31, 1997, 1996, and 1995
                                   (Continued)


                                                                                   1997           1996         1995
                                                                              -------------------------------------------


Supplemental schedule of noncash investing and financing activities:


     Investment in Real Estate Entities                                         $(8,539,000)         $-           $-

     Transfer of real estate facilities for interest in Real Estate
     Entities, net                                                                8,539,000           -            -

                            See accompanying notes.
                                      F-6

                              PS PARTNERS II, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997


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

                  In 1995, there was a series of mergers among Public Storage Management, Inc. (which was the Partnership's mini-warehouse operator), Public Storage, Inc. and their affiliates (collectively, "PSMI"), culminating in the November 16, 1995 merger (the "PSMI Merger") of PSMI into Storage Equities, Inc. In the PSMI Merger, Storage Equities, Inc. was renamed Public Storage, Inc. and it acquired substantially all of PSMI's United States real estate operations and became the operator of the mini-warehouse properties that the Partnership has an interest in.

                  The  Partnership  has  invested  in  existing   mini-warehouse
         storage facilities which offer self-service storage spaces for lease, usually on a month-to-month basis, to the general public and, to a lesser extent, in existing business park facilities which offer industrial and office space for lease.

                  The Partnership has ownership interests in 33 properties in 12 states, which excludes two properties transferred to PS Business Parks, L.P. ("PSBPLP") in January 1997. 27 of the properties are owned by SEI/PSP II Joint Ventures (the "Joint Venture"), a general partnership between the Partnership and PSI. The Partnership is the managing general partner of the Joint Venture, with ownership interests in the individual properties of the Joint Venture ranging from 36% to 90%.

                  As used hereinafter, the Joint Venture and PSBPLP are referred to as the "Real Estate Entities."

         Basis of Presentation
         ---------------------

                  The financial statements include the accounts of the Partnership. The accounts of the Joint Venture, which the Partnership does not control, are not consolidated with the Partnership and the Partnership's interest in the Joint Venture is accounted for on the equity method.

                  The Partnership does not control the Joint Venture because PSI has significant control rights with respect to the management of the properties, including the right to compel the sale of each property in the Joint Venture and the right to require the Partnership to submit operating budgets.

                  Previously, the Partnership consolidated the Joint Venture in its financial statements. The accompanying financial statements for 1997, 1996, and 1995 have been restated to de-consolidate the Joint Venture. This restatement had no impact upon net income or Partner's Equity. The primary impact of this change was to reduce total assets by $15,482,000 and $15,708,000 in 1997 and 1996, respectively; the total of minority interest and liabilities was reduced by the corresponding same amount in each period. Total revenues decreased by $8,039,000, $8,353,000, and $8,045,000, respectively, in the years ended December 31, 1997, 1996, and 1995, respectively; the total of minority interest in income and expenses were reduced by the corresponding same amount in each period.

1.       Summary of  Significant  Accounting  Policies and  Partnership  Matters
         -----------------------------------------------------------------------
         (Continued)
         -----------

                  Under the terms of the general partnership agreement of the Joint Venture all depreciation and amortization with respect to each property is allocated solely to the Partnership until the limited partners recover their initial capital contribution. Thereafter, all depreciation and amortization is allocated solely to PSI until it recovers its initial capital contribution. All remaining depreciation and amortization is allocated to the Partnership and PSI in proportion to their ownership percentages.

         Under the terms of the general partnership agreement of the Joint Venture, for property acquisitions in which PSI issued convertible securities to the sellers for its interest, PSI 's rights to receive cash flow distributions from the partnerships for any year after the first year of operation are subordinated to cash distributions to the Partnership equal to a cumulative annual 7% of its cash investment (not compounded). These agreements also specify that upon sale or refinancing of a property for more than its original purchase price, distribution of proceeds to PSI is subordinated to the return to the Partnership of the amount of its cash investment and the 7% distribution described above.

         Depreciation and amortization
         -----------------------------

                  The Partnership and the Joint Venture depreciate the buildings and equipment on a straight-line method over estimated useful lives of 25 and 5 years, respectively. Leasing commissions relating to business park properties are expensed when incurred.

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

1.       Summary of  Significant  Accounting  Policies and  Partnership  Matters
         -----------------------------------------------------------------------
         (Continued)
         -----------

         Environmental Cost
         ------------------

                  Substantially all of the real estate facilities in which the Partnership has an interest were acquired prior to the time that it was customary to conduct extensive environmental investigations in connection with the property acquisitions. During the fourth quarter of 1995, an independent environmental consulting firm completed environmental assessments on the properties of the Partnership and the Joint Venture to evaluate the environmental condition of, and potential environmental liabilities of such properties. Based on the assessments, the Partnership believes that after December 31, 1997 it is probable that the Mini-Warehouse Properties will incur costs totaling $68,000. During 1997, 1996, and 1995, the Partnership and the Joint Venture paid none, $12,000, and $44,000, respectively, in connection with environmental remediations. Although there can be no assurance, the Partnership is not aware of any unaccrued environmental contamination of the Mini-Warehouse Properties which individually or in the aggregate would be material to the Partnership's overall business, financial condition, or results of operations.

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

                  In January 1997, the Partnership and PSI and other related partnerships transferred a total of 35 business parks to PSBPLP, an operating partnership formed to own and operate business parks in which PSI has a significant interest. Included among the properties transferred was the Partnership's business park in exchange for a partnership interest in PSBPLP. The general partner of PSBPLP is PS Business Parks, Inc. ("PSB").

3.       Investment in real estate entities
         ----------------------------------

                 During 1997, 1996, and 1995, the Partnership recognized earnings from the Real Estate Entities of $3,454,000, $2,652,000, and $2,735,000, respectively, and received cash distributions totaling $3,961,000, $3,101,000, and $4,465,000, respectively from the Real
         Estate Entities.

3.       Investment in real estate entities (Continued)
         ----------------------------------------------

                  In November 1994, the Massachusetts Bay Transportation Authority exercised its right of eminent domain and took possession of the mini-warehouse located in Weymouth, Massachusetts which was owned jointly by the Partnership and PSI. This Joint Venture received initial condemnation proceeds of approximately $1,910,000, resulting in the recognition of a gain on disposition of real estate facilities of $224,000.

                  The Partnership is presently contesting the amount of the initial condemnation proceeds, however, there is no assurance that the Partnership will obtain additional condemnation proceeds.

                  The accounting policies of the Real Estate Entities are similar to that of the Partnership. Summarized combined financial data with respect to the Real Estate Entities are as follows:

                                                       1997             1996
                                                  --------------  --------------

For the year ended December 31,
    Total revenues                                 $ 42,564,000    $ 11,005,000
    Minority interest in income                       8,566,000               -
    Net income                                        8,515,000       4,289,000

At December 31,
    Total assets, net of accumulated depreciation   358,698,000      36,272,000
    Total liabilities                                12,347,000         639,000
    Total minority interest                         168,665,000               -
    Total equity                                    177,686,000      35,632,000

                 The increase in the size of the combined financial position and operating results, respectively, of the Real Estate Entities for the year ended December 31, 1997 and at December 31, 1997, respectively, as compared to prior periods, is the result of the January 1997 transfer of business parks owned by the Joint Venture and the Partnership to PSBPLP, which was formed to own and operate business parks.

                 Financial statements of the Joint Venture are filed with the Partnership's Form 10-K for 1997, in Item 14. PS Business Parks, Inc. is a registrant with the Securities and Exchange Commission, and its filings can be accessed through the Securities and Exchange Commission.

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

5.       Related Party Transactions
         --------------------------

                  The Partnership has a management agreement with PSI whereby PSI operates the Mini-Warehouse Properties for a fee equal to 6% of the facilities' monthly gross revenue (as defined).

                  In January 1997, the Partnership and the Joint Venture transferred their business park facilities to PSBPLP in exchange for a partnership interest in PSBPLP.

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

7.       Taxes Based on Income
         ---------------------

                  Taxes based on income are the responsibility of the individual partners and, accordingly, the Partnership's financial statements do not reflect a provision for such taxes.

                   Unaudited taxable net income was $6,509,000, $2,637,000 and $4,068,000 for the years ended December 31, 1997, 1996 and 1995, respectively. The difference between taxable income and book income is primarily related to timing differences in depreciation expense.

                              PS PARTNERS II, LTD.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                    Costs
                                                         Initial Cost             subsequent
                                                 -------------------------------to acquisition
  Date                                                          Building &        Building &
Acquired           Description    Encumbrances      Land        Improvement      Improvements
----------------------------------------------------------------------------------------------



  1/83      Raleigh/Yonkers             $-          $203,000       $914,000       $361,000
  4/84      Milwaukie/Oregon             -           289,000        584,000        225,000
  5/84      Virginia Beach               -           509,000      2,121,000        597,000
  6/84      Lorton                       -           435,000      2,040,000        460,000
  6/84      Baltimore                    -           382,000      1,793,000        530,000
  6/84      Laurel                       -           501,000      2,349,000        610,000
                                 -------------------------------------------------------------

            TOTAL                       $-        $2,319,000     $9,801,000     $2,783,000
                                 =============================================================


                                                  Gross Carrying Amount
                                              At December 31, 1997
                                 -----------------------------------------------------------
  Date                                            Building &                  Accumulated
Acquired           Description         Land      Improvements       Total     Depreciation
--------------------------------------------------------------------------------------------



  1/83      Raleigh/Yonkers          $203,000    $1,275,000      $1,478,000     $690,000
  4/84      Milwaukie/Oregon          289,000       809,000       1,098,000      437,000
  5/84      Virginia Beach            509,000     2,718,000       3,227,000    1,428,000
  6/84      Lorton                    435,000     2,500,000       2,935,000    1,350,000
  6/84      Baltimore                 382,000     2,323,000       2,705,000    1,252,000
  6/84      Laurel                    501,000     2,959,000       3,460,000    1,571,000
                                 ---------------------------------------------------------

            TOTAL                  $2,319,000   $12,584,000     $14,903,000   $6,728,000
                                 =========================================================

                              PS PARTNERS II, LTD.
                           REAL ESTATE RECONCILIATION
                            SCHEDULE III (CONTINUED)


(A)  The  following  is  a  reconciliation  of  cost  and  related   accumulated
     depreciation.

                       GROSS CARRYING COST RECONCILIATION

                                               Years Ended December 31,
                                      -----------------------------------------
                                         1997           1996         1995
                                      -----------------------------------------

Balance at beginning of the period     $28,040,000   $27,673,000   $27,338,000

Additions during the period:
     Improvements, etc.                    260,000       367,000       335,000

Deductions during the period:
     Disposition of real estate        (13,397,000)            -             -
                                      -----------------------------------------

Balance at the close of the period     $14,903,000   $28,040,000   $27,673,000
                                      =========================================


                     ACCUMULATED DEPRECIATION RECONCILIATION


                                               Years Ended December 31,
                                      -----------------------------------------
                                         1997           1996         1995
                                      -----------------------------------------

Balance at beginning of the period     $10,970,000    $9,890,000    $8,917,000

Additions during the period:
     Depreciation                          616,000     1,080,000       973,000

Deductions during the period:
     Disposition of real estate         (4,858,000)            -             -
                                      -----------------------------------------

Balance at the close of the period      $6,728,000   $10,970,000    $9,890,000
                                      =========================================

(B) The aggregate cost of real estate for Federal income tax purposes is $15,076,000.

                         Report of Independent Auditors


The Partners
SEI/PSP II Joint Ventures


We have audited the balance sheets of the SEI/PSP II Joint Ventures as of December 31, 1997 and 1996 and the related statements of income, partners' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a).These financial statements and schedule are the responsibility of the Joint Ventures' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the SEI/PSP II Joint Ventures at December 31, 1997 and 1996, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.






                                                               ERNST & YOUNG LLP

February 23, 1998
Los Angeles, CA

                            SEI/PSP II JOINT VENTURES
                                 BALANCE SHEETS
                           December 31, 1997 and 1996


                                                                               1997               1996
                                                                        --------------------------------------

                                     ASSETS


Cash and cash equivalents                                                        $197,000            $164,000

Rent and other receivables                                                         70,000              47,000

Real estate facilities, at cost:
     Land                                                                       8,261,000          10,774,000
     Buildings and equipment                                                   46,941,000          51,822,000
                                                                        --------------------------------------
                                                                               55,202,000          62,596,000

         Less accumulated depreciation                                        (25,420,000)        (26,713,000)
                                                                        --------------------------------------
                                                                               29,782,000          35,883,000

Investment in real estate entity                                                5,142,000                   -

Other assets                                                                       54,000             178,000
                                                                        --------------------------------------

                                                                              $35,245,000         $36,272,000
                                                                        ======================================


                        LIABILITIES AND PARTNERS' EQUITY


Accounts payable                                                                 $174,000            $291,000

Advance payments from renters                                                     342,000             348,000

Partners' equity:
     PS Partners II, Ltd.                                                      19,763,000          20,564,000
     Public Storage, Inc.                                                      14,966,000          15,069,000
                                                                        --------------------------------------

Total partners' equity                                                         34,729,000          35,633,000
                                                                        --------------------------------------

                                                                              $35,245,000         $36,272,000
                                                                        ======================================

                            See accompanying notes.
                                      F-15

                            SEI/PSP II JOINT VENTURES
                              STATEMENTS OF INCOME
              For the years ended December 31, 1997, 1996, and 1995

                                                                         1997              1996              1995
                                                                   -----------------------------------------------------

REVENUE:

Rental income                                                           $10,799,000       $11,005,000       $10,780,000
Equity in earnings of real estate entity                                    187,000                 -                 -
                                                                   -----------------------------------------------------
                                                                         10,986,000        11,005,000        10,780,000
                                                                   -----------------------------------------------------

COSTS AND EXPENSES:

Cost of operations                                                        3,388,000         3,627,000         3,335,000
Management fees                                                             648,000           653,000           638,000
Depreciation and amortization                                             2,271,000         2,422,000         2,320,000
Interest Expense                                                                  -            14,000           177,000
Environmental costs                                                               -                 -            76,000
                                                                   -----------------------------------------------------
                                                                          6,307,000         6,716,000         6,546,000
                                                                   -----------------------------------------------------


                                                                   -----------------------------------------------------
NET INCOME                                                               $4,679,000        $4,289,000        $4,234,000
                                                                   =====================================================


Partners' share of net income:
          PS Partners II, Ltd.'s share                                   $2,947,000        $2,652,000        $2,735,000
          Public Storage Inc.'s share                                     1,732,000         1,637,000         1,499,000
                                                                   -----------------------------------------------------
                                                                         $4,679,000        $4,289,000        $4,234,000
                                                                   =====================================================

                            See accompanying notes.
                                      F-16

                            SEI/PSP II JOINT VENTURES
                         STATEMENTS OF PARTNERS' EQUITY
              For the years ended December 31, 1997, 1996, and 1995


                                                                   PS Partners         Public Storage
                                                                    II., Ltd.               Inc.             Total
                                                              ----------------------------------------------------------

Balances at December 31, 1994                                     $22,743,000           $14,001,000          $36,744,000

Net income                                                          2,735,000             1,499,000            4,234,000

Distributions                                                      (4,465,000)           (1,703,000)          (6,168,000)

                                                              ----------------------------------------------------------
Balances at December 31, 1995                                      21,013,000            13,797,000           34,810,000

Net income                                                          2,652,000             1,637,000            4,289,000

Distributions                                                      (3,101,000)             (365,000)          (3,466,000)

                                                              ----------------------------------------------------------
Balances at December 31, 1996                                      20,564,000            15,069,000           35,633,000

Net income                                                          2,947,000             1,732,000            4,679,000

Distributions                                                      (3,748,000)           (1,835,000)          (5,583,000)
                                                              ----------------------------------------------------------

Balances at December 31, 1997                                     $19,763,000           $14,966,000          $34,729,000
                                                              ==========================================================

                            See accompanying notes.
                                      F-17

                            SEI/PSP II JOINT VENTURES
                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1997, 1996, and 1995


                                                                              1997            1996            1995
                                                                        -------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                 $4,679,000      $4,289,000      $4,234,000

     Adjustments to reconcile net income to net cash provided by operating activities

         Depreciation and amortization                                       2,271,000        2,422,000       2,320,000
         Increase in rent and other receivables                                (23,000)         (36,000)         (2,000)
         Decrease (increase) in other assets                                   124,000          (55,000)         (8,000)
         (Decrease) increase in accounts payable                              (117,000)         (68,000)        120,000
         Decrease in advance payments from renters                              (6,000)          (1,000)         (9,000)
         Equity in earnings of real estate entity                             (187,000)               -               -

                                                                        -------------------------------------------------
         Total adjustments                                                   2,062,000        2,262,000       2,421,000

                                                                        -------------------------------------------------
              Net cash provided by operating activities                      6,741,000        6,551,000       6,655,000
                                                                        -------------------------------------------------

CASH FLOWS USED IN  INVESTING ACTIVITIES:

         Distributions from real estate entity                                  76,000                -               -
         Additions to real estate facilities                                (1,201,000)        (869,000)       (468,000)
                                                                        -------------------------------------------------
              Net cash used in  investing activities                        (1,125,000)        (869,000)       (468,000)
                                                                        -------------------------------------------------

CASH FLOWS USED IN FINANCING ACTIVITIES:

         Principal payments on mortgage notes payable                                -       (2,260,000)        (66,000)
         Distributions to partners                                          (5,583,000)      (3,466,000)     (6,168,000)
                                                                        -------------------------------------------------
              Net cash used in financing activities                         (5,583,000)      (5,726,000)     (6,234,000)
                                                                        -------------------------------------------------

Net increase (decrease) in cash and cash equivalents                            33,000          (44,000)        (47,000)
Cash and cash equivalents at the beginning of the period                       164,000          208,000         255,000
                                                                        -------------------------------------------------

Cash and cash equivalents at the end of the period                            $197,000         $164,000        $208,000
                                                                        =================================================

                            See accompanying notes.
                                      F-18

                            SEI/PSP II JOINT VENTURES
                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1997, 1996, and 1995
                                   (Continued)


                                                                                   1997           1996         1995
                                                                              -------------------------------------------


Supplemental schedule of noncash investing and financing activities:


     Investment in real estate entity                                            $(5,031,000)       $-           $-

     Transfer of real estate facilities for interest in real estate entity,
     net                                                                           5,031,000         -            -

                            See accompanying notes.
                                      F-19

                            SEI/PSP II JOINT VENTURES
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997


1.       Description of Partnership
         --------------------------

                  SEI/PSP II Joint Ventures (the "Joint Venture") was formed on December 31, 1990 in connection with the consolidation of 22 separate general partnerships between Public Storage Inc. ("PSI") and PS Partners II, Ltd. ("PSP II"). The Joint Venture, through its predecessor general partnerships, invested in existing mini-warehouse facilities which offer self-service storage spaces for lease, usually on a month-to-month basis, to the general public and, to a lesser extent, in existing business park facilities which offer industrial and office space for lease.

                  The Joint Venture owns 27 properties (referred to hereinafter as the "Mini-Warehouses"), which excludes one property which was transferred to PS Business Parks, L.P. ("PSBPLP") in January 1997. PSP II is the managing general partner of the Joint Venture, with its ownership interests in the properties of the Joint Venture ranging from 36% to 90%.

2.       Summary of Significant Accounting Policies and Partnership Matters
         ------------------------------------------------------------------

         Basis of Presentation
         ---------------------

                  The financial statements include the accounts of the Joint Venture.

                  Under the terms of the general partnership agreement of the Joint Venture, for property acquisitions in which PSI issued convertible securities to the sellers for its interest, PSI's right to receive cash flow distributions for any year after the first year of operation are subordinated to cash distributions to PSP II equal to a cumulative annual 7% of its cash investment (not compounded). In addition, upon sale or refinancing of a property for more than its original purchase price, distribution of proceeds to PSI is subordinated to the return to PSP II of the amount of its cash investment and the 7% distribution described above.

         Depreciation and amortization
         -----------------------------

                  The Joint Venture depreciates the buildings and equipment on a straight-line method over estimated useful lives of 25 and 5 years, respectively. Leasing commissions relating to business park properties are expensed when incurred.

         Revenue Recognition
         -------------------

                  Property rents are recognized as earned.

         Allocation of Net Income to PSP II and PSI
         ------------------------------------------

                  Net income prior to depreciation is allocated to PSP II and PSI based upon their relative ownership interest in each property and the results of each property.

                  Under the terms of the general  partnership  agreement  of the
         Joint Venture all depreciation and amortization with respect to each Joint Venture is allocated solely to PSP II until it recovers its initial capital contribution. Thereafter, all depreciation and amortization is allocated solely to PSI until it recovers its initial capital contribution. All remaining depreciation and amortization is allocated to PSP II and PSI in proportion to their ownership percentages.

2.       Summary of  Significant  Accounting  Policies and  Partnership  Matters
         -----------------------------------------------------------------------
         (Continued)
         -----------

         Cash Distributions
         ------------------

                  The  general  partnership   agreement  of  the  Joint  Venture
         provides for regular distributions of cash flow from operations (as defined).

         Cash and Cash Equivalents
         -------------------------

                  For financial statement purposes, the Joint Venture considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

         Environmental Cost
         ------------------

                  Substantially all of the real estate facilities in which the Joint Venture has an interest were acquired prior to the time that it was customary to conduct extensive environmental investigations in connection with the property acquisitions. During the fourth quarter of 1995, an independent environmental consulting firm completed environmental assessments on the Joint Venture's properties to evaluate the environmental condition of, and potential environmental liabilities of such properties. Based upon these evaluations, the Joint Venture accrued a total of $76,000 of environmental expense in 1995. Although there can be no assurance, the Joint Venture is not aware of any additional unaccrued environmental contamination of the Mini-Warehouses.

         Use of Estimates
         ----------------

                  The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3.       Real Estate Facilities
         ----------------------

                  In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("Statement 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Statement 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the method of accounting for long-lived assets that are expected to be disposed. The Joint Venture adopted Statement 121 in 1996 and the adoption had no effect.

                  In November 1994, the Massachusetts Bay Transportation Authority exercised its right of eminent domain and took possession of the Joint Venture's mini-warehouse located in Weymouth, Massachusetts. The Joint Venture received initial condemnation proceeds of approximately $1,910,000, resulting in the recognition of a gain on disposition of real estate facilities of $224,000.

                  The Joint Venture is presently contesting the amount of the initial condemnation proceeds, however, there is no assurance that additional condemnation proceeds will be received.

         ----------------------------------

                  In January 1997, the Joint Venture and PSI and other affiliated partnerships of PSI transferred a total of 35 business parks to PSBPLP, an operating partnership formed to own and operate business parks in which PSI has a significant interest. Included among the properties transferred was the Joint Venture's business park in exchange for a partnership interest in PSBPLP. The general partner of PSBPLP is PS Business Parks, Inc.

4.       Investment in real estate entity
         --------------------------------

                  In 1997, the Joint Venture recognized $187,000 in equity in earnings of real estate entities with respect to the investment in PSBPLP described in Note 1 above.

                  The accounting policies of PSBPLP are similar to that of the Joint Venture. Summarized combined financial data with respect to PSBPLP is as follows:

                                                                 1997
                                                             --------------

For the year ended December 31,
    Total revenues                                             $31,578,000
    Minority interest in income                                  8,566,000
    Net income                                                   3,836,000

At December 31,
    Total assets, net of accumulated depreciation             $323,454,000
    Total liabilities                                           11,831,000
    Total minority interest                                    168,665,000
    Total equity                                               142,958,000

                 PS Business Parks, Inc., which owns PSBPLP, is a registrant with the Securities and Exchange Commission, and its filings can be accessed through the Securities and Exchange Commission.

5.       Related Party Transactions
         --------------------------

                  The Joint Venture has a management agreement with PSI whereby PSI operates the Mini-Warehouses for a fee equal to 6% of the facilities' monthly gross revenue (as defined).

                  In January 1997, the Joint Venture transferred its business park facility to PSBPLP in exchange for a partnership interest in PSBPLP.

                  PSI has a significant economic interest in PSBPLP and PSBP.

6.       Leases
         ------

                  The Joint Venture has invested primarily in existing mini-warehouse storage facilities which offer self-service storage spaces for lease to the general public. Leases for such space are usually on a month-to-month basis.

7.       Taxes Based on Income
         ---------------------

                  Taxes based on income are the responsibility of PSP II and PSI and, accordingly, the Joint Venture's financial statements do not reflect a provision for such taxes.

                  Unaudited taxable net income was $4,468,000, $1,152,000, and $3,537,000 for the years ended December 31, 1997, 1996 and 1995, respectively. The difference between taxable income and book income is primarily related to timing differences in depreciation expense.

                            SEI/PSP II JOINT VENTURES
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION

                                                                                                Costs
                                                                     Initial Cost              subsequent
                                                           ---------------------------------to acquisition
    Date                                                                      Building &       Building &
  Acquired         Description               Encumbrances        Land         Improvement     Improvements
----------------------------------------------------------------------------------------------------------
12/83         Charlotte                          $-            $165,000       $1,274,000        $320,000
12/83         Greensboro/Market                   -             214,000        1,653,000         472,000
12/83         Greensboro/Electra                  -             112,000          869,000         248,000
12/83         Columbia                            -             171,000        1,318,000         442,000
12/83         Richmond                            -             176,000        1,360,000         318,000
12/83         Augusta                             -              97,000          747,000         240,000
4/84          Providence                          -              92,000        1,087,000         313,000
1/85          Cranston                            -             175,000          722,000         272,000
3/84          Marrietta/Cobb                      -              73,000          542,000         223,000
1/84          Fremont/Albrae                      -             636,000        1,659,000         417,000
12/83         Tacoma                              -             553,000        1,173,000         341,000
1/84          Belton                              -             175,000          858,000         458,000
1/84          Gladstone                           -             275,000        1,799,000         373,000
1/84          Hickman/112                         -             257,000        1,848,000         381,000
1/84          Holmes                              -             289,000        1,333,000         240,000
1/84          Independence                        -             221,000        1,848,000         266,000
1/84          Merriam                             -             255,000        1,469,000         323,000
1/84          Olathe                              -             107,000          992,000         270,000
1/84          Shawnee                             -             205,000        1,420,000         337,000
1/84          Topeka                              -              75,000        1,049,000         195,000
2/84          Unicorn/Knoxville                   -             662,000        1,887,000         420,000
2/84          Central/Knoxville                   -             449,000        1,281,000         242,000
3/84          Manassas                            -             320,000        1,556,000         325,000
3/84          Pico Rivera                         -             743,000          807,000         302,000
5/84          Raleigh/Departure                   -             302,000        2,484,000         411,000


                                                             Gross Carrying Amount
                                                              At December 31, 1997
                                           ------------------------------------------------------------
    Date                                                   Building &                     Accumulated
  Acquired         Description                Land        Improvements        Total      Depreciation
-------------------------------------------------------------------------------------------------------
12/83         Charlotte                      $165,000      $1,594,000      $1,759,000       $873,000
12/83         Greensboro/Market               214,000       2,125,000       2,339,000      1,186,000
12/83         Greensboro/Electra              112,000       1,117,000       1,229,000        608,000
12/83         Columbia                        171,000       1,760,000       1,931,000        975,000
12/83         Richmond                        176,000       1,678,000       1,854,000        916,000
12/83         Augusta                          97,000         987,000       1,084,000        532,000
4/84          Providence                       92,000       1,400,000       1,492,000        753,000
1/85          Cranston                        175,000         994,000       1,169,000        524,000
3/84          Marrietta/Cobb                   73,000         765,000         838,000        398,000
1/84          Fremont/Albrae                  636,000       2,076,000       2,712,000      1,160,000
12/83         Tacoma                          553,000       1,514,000       2,067,000        832,000
1/84          Belton                          175,000       1,316,000       1,491,000        691,000
1/84          Gladstone                       275,000       2,172,000       2,447,000      1,159,000
1/84          Hickman/112                     257,000       2,229,000       2,486,000      1,202,000
1/84          Holmes                          289,000       1,573,000       1,862,000        846,000
1/84          Independence                    221,000       2,114,000       2,335,000      1,161,000
1/84          Merriam                         255,000       1,792,000       2,047,000        940,000
1/84          Olathe                          107,000       1,262,000       1,369,000        663,000
1/84          Shawnee                         205,000       1,757,000       1,962,000        939,000
1/84          Topeka                           75,000       1,244,000       1,319,000        669,000
2/84          Unicorn/Knoxville               662,000       2,307,000       2,969,000      1,239,000
2/84          Central/Knoxville               449,000       1,523,000       1,972,000        827,000
3/84          Manassas                        320,000       1,881,000       2,201,000      1,030,000
3/84          Pico Rivera                     743,000       1,109,000       1,852,000        626,000
5/84          Raleigh/Departure               302,000       2,895,000       3,197,000      1,550,000


                            SEI/PSP II JOINT VENTURES
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION

                                                                                                Costs
                                                                     Initial Cost              subsequent
                                                           ---------------------------------to acquisition
    Date                                                                      Building &       Building &
  Acquired         Description               Encumbrances        Land         Improvement     Improvements
----------------------------------------------------------------------------------------------------------
7/84          Trevose/Old Lincoln                 -             421,000        1,749,000         347,000
5/84          Philadelphia/Grant                  -           1,041,000        3,262,000         399,000
                                          ----------------------------------------------------------------


              TOTAL                              $-          $8,261,000      $38,046,000      $8,895,000
                                          ================================================================


                                                        Gross Carrying Amount
                                                         At December 31, 1997
                                          -------------------------------------------------------------
  Acquired         Description                Land        Improvements        Total      Depreciation
-------------------------------------------------------------------------------------------------------
7/84          Trevose/Old Lincoln             421,000       2,096,000       2,517,000      1,098,000
5/84          Philadelphia/Grant            1,041,000       3,661,000       4,702,000      2,023,000
                                          -------------------------------------------------------------


              TOTAL                        $8,261,000     $46,941,000     $55,202,000    $25,420,000
                                          =============================================================


                            SEI/PSP II JOINT VENTURES
                           REAL ESTATE RECONCILIATION
                            SCHEDULE III (CONTINUED)


(A)  The  following  is  a  reconciliation  of  cost  and  related   accumulated
     depreciation.

                       GROSS CARRYING COST RECONCILIATION

                                              Years Ended December 31,
                                     -------------------------------------------
                                         1997            1996          1995
                                     -------------------------------------------

Balance at beginning of the period    $62,596,000    $61,727,000    $61,259,000

Additions during the period:
     Improvements, etc.                 1,201,000        869,000        468,000

Deductions during the period:
     Disposition of real estate        (8,595,000)             -              -
                                     -------------------------------------------

Balance at the close of the period    $55,202,000    $62,596,000    $61,727,000
                                     ===========================================


                     ACCUMULATED DEPRECIATION RECONCILIATION

                                              Years Ended December 31,
                                     -------------------------------------------
                                        1997            1996          1995
                                     -------------------------------------------

Balance at beginning of the period    $26,713,000    $24,291,000    $21,971,000

Additions during the period:
     Depreciation                       2,271,000      2,422,000      2,320,000

Deductions during the period:
     Disposition of real estate        (3,564,000)             -              -
                                     -------------------------------------------

Balance at the close of the period    $25,420,000    $26,713,000    $24,291,000
                                     ===========================================

(B) The aggregate cost of real estate for Federal income tax purposes is $55,181,000.