Form 10-Q/A
period 1998-03-31
PS PARTNERS II LTD
filed 1999-03-11
CIK 727069

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 1998
                     --------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from               to
                              ---------------  ---------------

Commission File Number 0-11981
                       -------

                              PS PARTNERS II, LTD.
            ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          California                                      95-3878680
-----------------------------------------      ---------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                      Identification Number)

           701 Western Avenue
          Glendale, California                            91201-2394
-----------------------------------------      ---------------------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code:  (818) 244-8080
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

                                    Yes X No
                                       ---  ---

                                      INDEX


PART I.   FINANCIAL INFORMATION

         Condensed balance sheets at March 31, 1998
              and December 31, 1997                                          2

         Condensed statements of income for the three
              months ended March 31, 1998 and 1997                           3

         Condensed statements of cash flows for the three
              months ended March 31, 1998 and 1997                         4-5

         Notes to condensed financial statements                             6

         Management's discussion and analysis of financial condition
              and results of operations                                    7-9

PART II.  OTHER INFORMATION

         (Items 1 through 5 are not applicable)

         Item 6 - Exhibits and Reports on Form 8-K                          10

                              PS PARTNERS II, LTD.
                            CONDENSED BALANCE SHEETS

                                                                                 March 31,          December 31,
                                                                                   1998                 1997
                                                                           ---------------------------------------
                                                                               (Unaudited)
                                                                         (Restated - See Note 5)

                                     ASSETS


Cash and cash equivalents                                                         $1,550,000           $888,000

Rent and other receivables                                                            26,000             33,000

Real estate facilities, at cost:
     Land                                                                          2,319,000          2,319,000
     Buildings and equipment                                                      12,611,000         12,584,000
                                                                           ---------------------------------------
                                                                                  14,930,000         14,903,000

     Less accumulated depreciation                                                (6,887,000)        (6,728,000)
                                                                           ---------------------------------------
                                                                                   8,043,000          8,175,000

Investment in real estate entities                                                28,076,000         28,599,000

Other assets                                                                          30,000             75,000
                                                                           ---------------------------------------

                                                                                 $37,725,000        $37,770,000
                                                                           =======================================


                        LIABILITIES AND PARTNERS' EQUITY


Accounts payable                                                                     $32,000            $26,000

Advance payments from renters                                                         80,000             74,000

Partners' equity:
     Limited partners' equity,  $500 per unit, 128,000
        units authorized, issued and outstanding                                  37,155,000         37,211,000
     General partner's equity                                                        458,000            459,000
                                                                           ---------------------------------------

Total partners' equity                                                            37,613,000         37,670,000
                                                                           ---------------------------------------

                                                                                 $37,725,000        $37,770,000
                                                                           =======================================

                            See accompanying notes.
                                       2

                              PS PARTNERS II, LTD.
                         CONDENSED STATEMENTS OF INCOME
                             (Restated - See Note 5)
                                   (UNAUDITED)

                                                                                    Three Months Ended
                                                                                        March 31,
                                                                           -------------------------------------
                                                                                  1998              1997
                                                                           -------------------------------------

REVENUE:

Rental income                                                                     $694,000           $666,000
Equity in earnings of real estate entities                                         851,000            773,000
Interest income                                                                     19,000             15,000
                                                                           -------------------------------------
                                                                                 1,564,000          1,454,000
                                                                           -------------------------------------

COSTS AND EXPENSES:

Cost of operations                                                                 200,000            195,000
Management fees                                                                     43,000             40,000
Depreciation and amortization                                                      159,000            152,000
Administrative                                                                      19,000             20,000
                                                                           -------------------------------------
                                                                                   421,000            407,000
                                                                           -------------------------------------


NET INCOME                                                                      $1,143,000         $1,047,000
                                                                           =====================================

Limited partners' share of net income
     ($7.92 per unit in 1998 and
     $6.63 per unit in 1997)                                                    $1,014,000           $848,000
General partner's share of net income                                              129,000            199,000
                                                                           -------------------------------------
                                                                                $1,143,000         $1,047,000
                                                                           =====================================

                            See accompanying notes.
                                       3

                              PS PARTNERS II, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (Restated - See Note 5)
                                   (UNAUDITED)


                                                                                     Three Months Ended
                                                                                         March 31,
                                                                          -----------------------------------------
                                                                                  1998                1997
                                                                          -----------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income                                                                  $1,143,000           $1,047,000

     Adjustments to reconcile net income to net cash provided by operating activities

         Depreciation and amortization                                              159,000              152,000
         Decrease in rent and other receivables                                       7,000               24,000
         Decrease in other assets                                                    45,000               21,000
         Increase (decrease) in accounts payable                                      6,000             (211,000)
         Increase (decrease) in advance payments from renters                         6,000               (2,000)
         Equity in earnings of real estate entities                                (851,000)            (773,000)

             Total adjustments                                                     (628,000)            (789,000)
                                                                          -----------------------------------------

             Net cash provided by operating activities                              515,000              258,000
                                                                          -----------------------------------------

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:

     Distributions from real estate entities                                      1,374,000              924,000
     Investment in real estate entities                                                   -               (1,000)
     Additions to real estate facilities                                            (27,000)             (61,000)
                                                                          -----------------------------------------

             Net cash provided by investing activities                            1,347,000              862,000
                                                                          -----------------------------------------

CASH FLOWS USED IN FINANCING ACTIVITIES:

     Distributions to partners                                                   (1,200,000)          (1,905,000)
                                                                          -----------------------------------------

             Net cash used in financing activities                               (1,200,000)          (1,905,000)
                                                                          -----------------------------------------

Net increase (decrease) in cash and cash equivalents                                662,000             (785,000)

Cash and cash equivalents at the beginning of the period                            888,000            1,075,000
                                                                          -----------------------------------------

Cash and cash equivalents at the end of the period                               $1,550,000             $290,000
                                                                          =========================================

                            See accompanying notes.
                                       4

                              PS PARTNERS II, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (Restated - See Note 5)
                                   (UNAUDITED)
                                   (Continued)

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                              --------------------------------------
                                                                                     1998               1997
                                                                              --------------------------------------



SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:


     Investment in real estate entities                                                 $-             $(8,539,000)

     Transfer of real estate facilities for interest in real estate
     entities, net                                                                       -               8,539,000

                            See accompanying notes.
                                       5

                              PS PARTNERS II, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)


1. The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures contained herein are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes appearing in the Partnership's Form 10-K/A for the year ended December 31, 1997.

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at March 31, 1998, the results of operations for the three months ended March 31, 1998 and 1997 and cash flows for the three months then ended.

3. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

4. In January 1997, the Partnership, the Joint Venture, PSI, and other related partnerships transferred a total of 35 business parks to PS Business Parks, LP ("PSBPLP"), an operating partnership formed to own and operate business parks in which PSI has a significant interest. Included among the properties transferred were the Partnership's and Joint Venture's business parks in exchange for respective partnership interests in PSBPLP. The general partner of PSBPLP is PS Business Parks, Inc.

5. Previously, the Partnership consolidated the Joint Venture in its financial statements. The accompanying financial statements have been restated to de-consolidate the Joint Venture. This restatement had no impact upon net income or Partner's Equity.

6. Summarized combined financial data with respect to the Real Estate Entities is as follows:

                                               Three Months Ended March 31,
                                          -------------------------------------
                                              1998                     1997
                                          -------------------------------------

 Total revenues......................      $17,527,000               $8,708,000
 Minority interest in income.........       $2,814,000               $1,813,000
 Net income..........................       $5,394,000               $1,731,000

                              PS PARTNERS II, LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD LOOKING STATEMENTS
--------------------------

         Management's Discussion and Analysis of Financial Condition and Results of Operations contains "forward looking" statements that involve risks and uncertainties and are based upon a number of assumptions. Actual results and trends may differ materially depending upon a number of factors. Information regarding these factors is contained in the Partnership's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997:

         The Partnership's net income for the three months ended March 31, 1998 was $1,143,000 compared to $1,047,000 for the three months ended March 31, 1997, representing an increase of $96,000, or 9%. The increase was primarily due to the Partnership's share of improved property operations at the real estate facilities that the Partnership has an interest in.

Property Operations
-------------------

      Rental income for the Partnership's wholly-owned mini-warehouse properties was $694,000 compared to $666,000 for the three months ended March 31, 1998 and 1997, respectively, representing an increase of $28,000, or 4%. Cost of operations (including management fees) increased $8,000, or 3%, to $243,000 from $235,000 for the three months ended March 31, 1998 and 1997, respectively. Accordingly, for the Partnership's wholly-owned mini-warehouse properties, property net operating income increased by $20,000, or 5%, from $431,000 to $451,000 for the three months ended March 31, 1997 and 1998, respectively.

Equity in Earnings of Real Estate Entities
------------------------------------------

         Equity in earnings of real estate entities was $851,000 in the three months ended March 31, 1998 as compared to $773,000 during the three months ended March 31, 1997, representing an increase of $78,000, or 10%. This was due primarily to the Partnership's share of improved operating results at the Joint Venture's mini-warehouse properties.

Depreciation and Amortization
-----------------------------

         Depreciation and amortization increased $7,000, or 5%, from $152,000 to $159,000 for the three months ended March 31, 1997 and 1998, respectively. This increase was primarily attributable to the depreciation of capital expenditures made during 1997 and 1998.

SUPPLEMENTAL PROPERTY DATA
--------------------------

         Most of the Partnership's net income is from the Partnership's share of the operating results of the Mini-Warehouse Properties. Therefore, in order to evaluate the Partnership's operating results, the General Partners analyze the operating performance of the Mini-Warehouse Properties.

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997:

         Rental income for the Mini-Warehouse Properties was $3,378,000 compared to $3,253,000 for the three months ended March 31, 1998 and 1997, respectively, representing an increase of $125,000, or 4%. The increase in rental income was primarily attributable to increased rental rates at the Mini-Warehouse Properties. The monthly average realized rent per square foot for the Mini-Warehouse Properties was $.65 compared to $.62 for the three months ended March 31, 1998 and 1997, respectively. The weighted average occupancy levels at the Mini-Warehouse Properties remained stable at 88% for the three months ended March 31, 1997 and 1998. Cost of operations (including management fees) increased $67,000, or 5%, to $1,323,000 from $1,256,000 for the three months ended March 31, 1998 and 1997, respectively. This increase was primarily attributable to an increase in advertising and repairs and maintenance expenses. Accordingly, for the Mini-Warehouse Properties, property net operating income increased by $58,000, or 3%, from $1,997,000 to $2,055,000 for the three months ended March 31, 1997 and 1998, respectively.

Liquidity and Capital Resources
-------------------------------

         The Partnership has adequate sources of cash to finance its operations, both on a short-term and long-term basis, primarily from internally generated cash from property operations and cash reserves. Cash generated from operations and distributions from real estate entities ($1,889,000 for the three months ended March 31, 1998) has been sufficient to meet all current obligations of the Partnership.

         During 1998, the Partnership anticipates approximately $226,000 of capital improvements for the Partnership's wholly-owned properties; total capital improvements for the three months ended March 31, 1998 with respect to these properties were $27,000. The Partnership paid distributions to the limited and general partners totaling $1,070,000 ($8.36 per unit) and $130,000, respectively, during the first three months of 1998. Future distribution rates may be adjusted to levels which are supported by operating cash flow and distributions from Real Estate Entities after capital improvements and any other necessary obligations.

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



                            DATED: March 11, 1999



                                   PS PARTNERS II, LTD.

                            BY:    Public Storage, Inc.
                                   General Partner



                            BY:    /s/ John Reyes
                                   ---------------------------------------------
                                   John Reyes
                                   Senior Vice President and Chief Financial
                                   Officer of Public Storage, Inc.
                                   (principal financial and accounting officer)