Form 10-Q/A
period 1998-06-30
PS PARTNERS II LTD
filed 1999-03-11
CIK 727069

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

Commission File Number 0-11981
                       -------

                              PS PARTNERS II, LTD.
            ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                California                                 95-3878680
---------------------------------------------      -----------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                       Identification Number)

           701 Western Avenue
          Glendale, California                             91201-2394
---------------------------------------------      -----------------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code:  (818) 244-8080
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

                                    Yes X No
                                       ---  ---

                                      INDEX


PART I.   FINANCIAL INFORMATION

         Condensed balance sheets at June 30, 1998
                  and December 31, 1997                                       2

         Condensed statements of income for the three
                  and six months ended June 30, 1998 and 1997                 3

         Condensed statements of cash flows for the
                  six months ended June 30, 1998 and 1997                   4-5

         Notes to condensed financial statements                              6

         Management's discussion and analysis of financial condition
                  and results of operations                                7-10

PART II.  OTHER INFORMATION

         (Items 1 through 5 are not applicable)

         Item 6 - Exhibits and Reports on Form 8-K                           11

                              PS PARTNERS II, LTD.
                            CONDENSED BALANCE SHEETS

                                                                                 June 30,          December 31,
                                                                                   1998               1997
                                                                           ---------------------------------------
                                                                               (Unaudited)
                                                                          (Restated - See Note 5)

                                     ASSETS


Cash and cash equivalents                                                         $2,223,000           $888,000

Rent and other receivables                                                            28,000             33,000

Real estate facilities, at cost:
     Land                                                                          2,319,000          2,319,000
     Buildings and equipment                                                      12,707,000         12,584,000
                                                                           ---------------------------------------
                                                                                  15,026,000         14,903,000

     Less accumulated depreciation                                                (7,047,000)        (6,728,000)
                                                                           ---------------------------------------
                                                                                   7,979,000          8,175,000

Investment in real estate entities                                                27,622,000         28,599,000

Other assets                                                                          27,000             75,000
                                                                           ---------------------------------------

                                                                                 $37,879,000        $37,770,000
                                                                           =======================================


                        LIABILITIES AND PARTNERS' EQUITY


Accounts payable                                                                     $51,000            $26,000

Advance payments from renters                                                         85,000             74,000

Partners' equity:
     Limited partners' equity,  $500 per unit, 128,000
         units authorized, issued and outstanding                                 37,284,000         37,211,000
     General partner's equity                                                        459,000            459,000
                                                                           ---------------------------------------

Total partners' equity                                                            37,743,000         37,670,000
                                                                           ---------------------------------------

                                                                                 $37,879,000        $37,770,000
                                                                           =======================================

                             See accompanying note.
                                       2

                              PS PARTNERS II, LTD.
                         CONDENSED STATEMENTS OF INCOME
                             (Restated - See Note 5)
                                   (UNAUDITED)


                                                              Three Months Ended                 Six Months Ended
                                                                   June 30,                          June 30,
                                                       --------------------------------------------------------------------
                                                            1998             1997             1998             1997
                                                       --------------------------------------------------------------------

REVENUE:

Rental income                                                $714,000        $711,000       $1,408,000       $1,377,000
Equity in earnings of real estate entities                  1,051,000         906,000        1,902,000        1,679,000
Interest income                                                30,000          10,000           49,000           25,000
                                                       --------------------------------------------------------------------
                                                            1,795,000       1,627,000        3,359,000        3,081,000
                                                       --------------------------------------------------------------------

COSTS AND EXPENSES:

Cost of operations                                            201,000         189,000          401,000          384,000
Management fees                                                42,000          43,000           85,000           83,000
Depreciation and amortization                                 160,000         153,000          319,000          305,000
Administrative                                                 59,000          52,000           78,000           72,000
                                                       --------------------------------------------------------------------
                                                              462,000         437,000          883,000          844,000
                                                       --------------------------------------------------------------------

 NET INCOME                                                $1,333,000      $1,190,000       $2,476,000       $2,237,000
                                                       ====================================================================

Limited partners' share of net income
     ($17.29 per unit in 1998 and
     $14.90 per unit in 1997)                                                               $2,213,000       $1,907,000
General partner's share of net income                                                          263,000          330,000

                                                                                        -----------------------------------
                                                                                            $2,476,000       $2,237,000
                                                                                        ===================================

                            See accompanying notes.
                                       3

                              PS PARTNERS II, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (Restated - See Note 5)
                                   (UNAUDITED)

                                                                                         Six Months Ended
                                                                                             June 30,
                                                                             -----------------------------------------
                                                                                    1998                 1997
                                                                             -----------------------------------------

 CASH FLOWS FROM OPERATING ACTIVITIES:

      Net income                                                                    $2,476,000          $2,237,000

      Adjustments to reconcile net income to net cash provided by operating activities

          Depreciation and amortization                                                319,000             305,000
          Decrease in rent and other receivables                                         5,000              48,000
          Decrease in other assets                                                      48,000              24,000
          Increase (decrease) in accounts payable                                       25,000            (176,000)
          Increase in advance payments from renters                                     11,000               1,000
          Equity in earnings of real estate entities                                (1,902,000)         (1,679,000)
                                                                             -----------------------------------------

              Total adjustments                                                     (1,494,000)         (1,477,000)
                                                                             -----------------------------------------

              Net cash provided by operating activities                                982,000             760,000
                                                                             -----------------------------------------

 CASH FLOWS PROVIDED BY  INVESTING ACTIVITIES:

          Distributions from real estate entities                                    2,879,000           1,982,000
          Investment in real estate entities                                                 -              (1,000)
          Additions to real estate facilities                                         (123,000)            (93,000)
                                                                             -----------------------------------------

              Net cash provided by investing activities                              2,756,000           1,888,000
                                                                             -----------------------------------------

 CASH FLOWS USED IN FINANCING ACTIVITIES:

          Distributions to partners                                                 (2,403,000)         (3,105,000)
                                                                             -----------------------------------------

              Net cash used in financing activities                                 (2,403,000)         (3,105,000)
                                                                             -----------------------------------------

 Net increase (decrease) in cash and cash equivalents                                1,335,000            (457,000)

 Cash and cash equivalents at the beginning of the period                              888,000           1,075,000
                                                                             -----------------------------------------

 Cash and cash equivalents at the end of the period                                 $2,223,000            $618,000
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

                            See accompanying notes.
                                       5

                              PS PARTNERS II, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (UNAUDITED)


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

4. In January 1997, the Partnership, the Joint Venture, PSI, and other related partnerships transferred a total of 35 business parks to PS Business Parks, LP ("PSBPLP"), an operating partnership formed to own and operate business parks in which PSI has a significant interest. Included among the properties transferred were the Partnership's and Joint Venture's business parks in exchange for respective partnership interests in PSBPLP. The general partners of PSBPLP is PS Business Parks, Inc.

5. Previously, the Partnership consolidated the Joint Venture in its financial statements. The accompanying financial statements have been restated to de-consolidate the Joint Venture. This restatement had no impact upon net income or Partner's Equity.

6. Summarized combined financial data with respect to the Real Estate Entities is as follows:

                                                  Six Months Ended June 30,
                                             -----------------------------------
                                                 1998                  1997
                                             -----------------------------------

 Total revenues.........................      $42,282,000           $18,773,000
 Minority interest in income............       $5,683,000            $4,392,000
 Net income.............................      $13,632,000            $3,715,000

                              PS PARTNERS II, LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD LOOKING STATEMENTS
--------------------------

         Management's Discussion and Analysis of Financial Condition and Results of Operations contains "forward looking" statements that involve risks and uncertainties and are based upon a number of assumptions. Actual results and trends may differ materially depending upon a number of factors. Information regarding these factors is contained in the Partnership's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997 and in the report for the quarterly period on Form 10-Q/A for the quarter ended March 31, 1998.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997:

         The Partnership's net income for the three months ended June 30, 1998 was $1,333,000 compared to $1,190,000 for the three months ended June 30, 1997, representing an increase of $143,000, or 12%. The increase was primarily due to the Partnership's share of improved property operations at the real estate facilities that the Partnership has an interest in combined with a decrease in depreciation expense allocated to the Partnership with respect to the Joint Venture.

Property Operations
-------------------

      Rental income for the Partnership's wholly-owned mini-warehouse properties was $714,000 compared to $711,000 for the three months June 30, 1998 and 1997, respectively, representing an increase of $3,000. Cost of operations (including management fees) increased $11,000, or 5%, to $243,000 from $232,000 for the three months ended June 30, 1998 and 1997, respectively. Accordingly, for the Partnership's wholly-owned mini-warehouse properties, property net operating income decreased by $8,000, or 2%, from $479,000 to $471,000 for the three months ended June 30, 1997 and 1998, respectively.

Equity in Earnings of Real Estate Entities
------------------------------------------

         Equity in earnings of real estate entities was $1,051,000 in the three months ended June 30, 1998 as compared to $906,000 during the three months ended June 30, 1997, representing an increase of $145,000, or 16%. This was due primarily to the Partnership's share of improved operating results at the Joint Venture's mini-warehouses, combined with a decrease in depreciation expense allocated to the Partnership with respect to the Joint Venture.

Depreciation and Amortization
-----------------------------

         Depreciation and amortization increased $7,000, or 5%, from $153,000 to $160,000 for the three months ended June 30, 1997 and 1998, respectively. This increase was primarily attributable to the depreciation of capital expenditures made during 1997 and 1998.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997:

         The Partnership's net income for the six months ended June 30, 1998 was $2,476,000 compared to $2,237,000 for the six months ended June 30, 1997, representing an increase of $239,000, or 11%. The increase was primarily due to the Partnership's share of improved property operations at the real estate facilities that the Partnership has an interest in, combined with a decrease in depreciation expense allocated to the Partnership with respect to the Joint Venture.

Property Operations
-------------------

      Rental income for the Partnership's wholly-owned mini-warehouse properties was $1,408,000 compared to $1,377,000 for the six months June 30, 1998 and 1997, respectively, representing an increase of $31,000, or 2%. Cost of operations (including management fees) increased $19,000, or 4%, to $486,000 from $467,000 for the six months ended June 30, 1998 and 1997, respectively. Accordingly, for the Partnership's wholly-owned mini-warehouse properties, property net operating income increased by $12,000, or 1%, from $910,000 to $922,000 for the six months ended June 30, 1997 and 1998, respectively.

Equity in Earnings of Real Estate Entities
------------------------------------------

         Equity in earnings of real estate entities was $1,902,000 in the six months ended June 30, 1998 as compared to $1,679,000 during the six months ended June 30, 1997, representing an increase of $223,000, or 13%. This was due primarily to the Partnership's share of improved operating results at the Joint Venture's mini-warehouses combined with a decrease in depreciation expense allocated to the Partnership with respect to the Joint Venture.

Depreciation and Amortization
-----------------------------

         Depreciation and amortization increased $14,000, or 5%, from $305,000 to $319,000 for the six months ended June 30, 1997 and 1998, respectively. This increase was primarily attributable to the depreciation of capital expenditures made during 1997 and 1998.

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

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997:

         Rental income for the Mini-Warehouse Properties was $3,490,000 compared to $3,404,000 for the three months ended June 30, 1998 and 1997, respectively, representing an increase of $86,000, or 3%. The increase in rental income was primarily attributable to increased rental rates at the Mini-Warehouse
Properties, combined with increased average occupancy levels. The monthly average realized rent per square foot for the Mini-Warehouse Properties was $.65 compared to $.64 for the three months ended June 30, 1998 and 1997, respectively. The weighted average occupancy levels at the Mini-Warehouse Properties increased from 90% to 91% for the three months ended June 30, 1997 and 1998, respectively. Cost of operations (including management fees) increased $63,000, or 5%, to $1,297,000 from $1,234,000 for the three months ended June 30, 1998 and 1997, respectively. This increase was primarily attributable to increases in property tax and advertising and promotion (due primarily to the PSI national telephone reservation center) expenses. Accordingly, for the Mini-Warehouse Properties, property net operating income increased by $23,000 from $2,170,000 to $2,193,000 for the three months ended June 30, 1997 and 1998, respectively.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997:

         Rental income for the Mini-Warehouse Properties was $6,868,000 compared to $6,657,000 for the six months ended June 30, 1998 and 1997, respectively, representing an increase of $211,000, or 3%. The increase in rental income was primarily attributable to increased rental rates at the Mini-Warehouse
Properties, combined with increased average occupancy levels. The monthly average realized rent per square foot for the Mini-Warehouse Properties was $.65 compared to $.63 for the six months ended June 30, 1998 and 1997, respectively. The weighted average occupancy levels at the Mini-Warehouse Properties increased from 89% to 90% for the six months ended June 30, 1997 and 1998, respectively. Cost of operations (including management fees) increased $130,000, or 5%, to $2,620,000 from $2,490,000 for the six months ended June 30, 1998 and 1997, respectively. This increase was primarily attributable to increases in advertising and promotion (due primarily to the PSI national telephone reservation  center),  property  tax,  and  repairs  and  maintenance  expenses.

Accordingly, for the Mini-Warehouse Properties, property net operating income increased by $81,000, or 2%, from $4,167,000 to $4,248,000 for the six months ended June 30, 1997 and 1998, respectively.

Liquidity and Capital Resources
-------------------------------

         The Partnership has adequate sources of cash to finance its operations, both on a short-term and long-term basis, primarily from internally generated cash from property operations and cash reserves. Cash generated from operations and distributions from real estate entities ($3,861,000 for the six months ended June 30, 1998) has been sufficient to meet all current obligations of the Partnership.

         During 1998, the Partnership anticipates approximately $226,000 of capital improvements for the Partnership's wholly-owned properties; total capital improvements for the six months ended June 30, 1998 with respect to these properties were $123,000.

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



                             DATED:  March 11, 1999



                                     PS PARTNERS II, LTD.

                             BY:     Public Storage, Inc.
                                     General Partner



                             BY:     /s/ John Reyes
                                     ------------------------------------------
                                     John Reyes
                                     Senior Vice President and Chief Financial
                                     Officer of Public Storage, Inc.
                                     (principal financial and accounting
                                     officer)