Form 10-Q/A
period 1998-09-30
PS PARTNERS II LTD
filed 1999-03-11
CIK 727069

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 1998
                     ------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from               to
                              ---------------  ----------------

Commission File Number 0-11981
                       -------

                              PS PARTNERS II, LTD.
            ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            California                                        95-3878680
--------------------------------------------       -----------------------------
    (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                     Identification Number)

           701 Western Avenue
         Glendale, California                                  91201-2394
--------------------------------------------       -----------------------------
 (Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code:  (818) 244-8080



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X No
                                       ---  ---

                                      INDEX


PART I.   FINANCIAL INFORMATION

         Condensed balance sheets at September 30, 1998
              and December 31, 1997                                           2

         Condensed statements of income for the three
              and nine months ended September 30, 1998 and 1997               3

         Condensed statements of cash flows for the
              nine months ended September 30, 1998 and 1997                 4-5

         Notes to condensed financial statements                              6

         Management's discussion and analysis of financial condition
              and results of operations                                    7-11

PART II.  OTHER INFORMATION

         (Items 1 through 5 are not applicable)

         Item 6 - Exhibits and Reports on Form 8-K                           12

                              PS PARTNERS II, LTD.
                            CONDENSED BALANCE SHEETS


                                                                              September 30,         December 31,
                                                                                   1998                1997
                                                                           ---------------------------------------
                                                                               (Unaudited)
                                                                          (Restated - See Note 5)

                                  ASSETS


Cash and cash equivalents                                                         $2,651,000           $888,000

Rent and other receivables                                                            39,000             33,000

Real estate facilities, at cost:
     Land                                                                          2,319,000          2,319,000
     Buildings and equipment                                                      12,775,000         12,584,000
                                                                           ---------------------------------------
                                                                                  15,094,000         14,903,000

     Less accumulated depreciation                                                (7,210,000)        (6,728,000)
                                                                           ---------------------------------------
                                                                                   7,884,000          8,175,000

Investment in real estate entities                                                27,509,000         28,599,000

Other assets                                                                          67,000             75,000
                                                                           ---------------------------------------

                                                                                 $38,150,000        $37,770,000
                                                                           =======================================


                     LIABILITIES AND PARTNERS' EQUITY


Accounts payable                                                                     $16,000            $26,000

Advance payments from renters                                                         79,000             74,000

Partners' equity:
     Limited partners' equity, $500 per unit, 128,000
         units authorized, issued and outstanding                                 37,593,000         37,211,000
     General partner's equity                                                        462,000            459,000
                                                                           ---------------------------------------

Total partners' equity                                                            38,055,000         37,670,000
                                                                           ---------------------------------------

                                                                                 $38,150,000        $37,770,000
                                                                           =======================================

                            See accompanying notes.
                                       2

                              PS PARTNERS II, LTD.
                         CONDENSED STATEMENTS OF INCOME
                             (Restated - See Note 5)
                                   (UNAUDITED)

                                                              Three Months Ended                Nine Months Ended
                                                                September 30,                     September 30,
                                                       --------------------------------------------------------------------
                                                            1998             1997             1998             1997
                                                       --------------------------------------------------------------------

REVENUE:

Rental income                                                $768,000        $729,000       $2,176,000       $2,106,000
Equity in earnings of real estate entities                  1,159,000         950,000        3,061,000        2,629,000
Interest income                                                38,000          14,000           87,000           39,000
                                                       --------------------------------------------------------------------
                                                            1,965,000       1,693,000        5,324,000        4,774,000
                                                       --------------------------------------------------------------------

COSTS AND EXPENSES:

Cost of operations                                            206,000         181,000          607,000          565,000
Management fees                                                46,000          43,000          131,000          126,000
Depreciation and amortization                                 163,000         154,000          482,000          459,000
Administrative                                                 37,000          36,000          115,000          108,000
                                                       --------------------------------------------------------------------
                                                              452,000         414,000        1,335,000        1,258,000
                                                       --------------------------------------------------------------------

NET INCOME                                                 $1,513,000      $1,279,000       $3,989,000       $3,516,000
                                                       ====================================================================

Limited partners' share of net income
     ($28.06 per unit in 1998 and
     $23.86 per unit in 1997)                                                               $3,592,000       $3,054,000
General partner's share of net income                                                          397,000          462,000

                                                                                        -----------------------------------
                                                                                            $3,989,000       $3,516,000
                                                                                        ===================================

                            See accompanying notes.
                                       3

                              PS PARTNERS II, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (Restated - See Note 5)
                                   (UNAUDITED)


                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                            -----------------------------------------
                                                                                   1998                 1997
                                                                            -----------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income                                                                    $3,989,000          $3,516,000

     Adjustments to reconcile net income to net cash provided by operating activities

         Depreciation and amortization                                                482,000             459,000
         (Increase) decrease in rent and other receivables                             (6,000)             50,000
         Decrease(increase) in other assets                                             8,000             (17,000)
         Decrease in accounts payable                                                 (10,000)           (197,000)
         Increase in advance payments from renters                                      5,000               5,000
         Equity in earnings of real estate entities                                (3,061,000)         (2,629,000)
                                                                            -----------------------------------------

             Total adjustments                                                     (2,582,000)         (2,329,000)
                                                                            -----------------------------------------

             Net cash provided by operating activities                              1,407,000           1,187,000
                                                                            -----------------------------------------

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:

         Distributions from real estate entities                                    4,151,000           2,928,000
         Investment in real estate entities                                                 -              (1,000)
         Additions to real estate facilities                                         (191,000)           (165,000)
                                                                            -----------------------------------------

             Net cash provided by investing activities                              3,960,000           2,762,000
                                                                            -----------------------------------------

CASH FLOWS USED IN FINANCING ACTIVITIES:

         Distributions to partners                                                 (3,604,000)         (4,307,000)
                                                                            -----------------------------------------

             Net cash used in financing activities                                 (3,604,000)         (4,307,000)
                                                                            -----------------------------------------

Net increase (decrease) in cash and cash equivalents                                1,763,000            (358,000)

Cash and cash equivalents at the beginning of the period                              888,000           1,075,000
                                                                            -----------------------------------------

Cash and cash equivalents at the end of the period                                 $2,651,000            $717,000
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

                            See accompanying notes.
                                       5

                              PS PARTNERS II, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)


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

4. In January 1997, the Partnership, the Joint Venture, PSI, and other related partnerships transferred a total of 35 business parks to PS Business Parks, LP ("PSBPLP"), an operating partnership formed to own and operate business parks in which PSI has a significant interest. Included among the properties transferred were the Partnership's and Joint Venture's business parks in exchange for respective partnership interest in PSBPLP. The general partners of PSBPLP is PS Business Parks, Inc.

5. Previously, the Partnership consolidated the Joint Venture in its financial statements. The accompanying financial statements have been restated to de-consolidate the Joint Venture. This restatement had no impact upon net income or Partner's Equity.

6. Summarized combined financial data with respect to the Real Estate Entities is as follows:

                                               Nine Months Ended September 30,
                                            ------------------------------------
                                                 1998                 1997
                                            ------------------------------------

 Total revenues..........................     $71,565,000          $30,282,000
 Minority interest in income.............      $8,696,000           $6,795,000
 Net income..............................     $24,736,000           $6,183,000

                              PS PARTNERS II, LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD LOOKING STATEMENTS
--------------------------

         Management's Discussion and Analysis of Financial Condition and Results of Operations contains "forward looking" statements that involve risks and uncertainties and are based upon a number of assumptions. Actual results and trends may differ materially depending upon a number of factors. Information regarding these factors is contained in the Partnership's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997 and in the reports for the quarterly periods on Form 10-Q/A for the quarters ended March 31, 1998 and June 30, 1998.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997:

         The Partnership's net income for the three months ended September 30, 1998 was $1,513,000 compared to $1,279,000 for the three months ended September 30, 1997, representing an increase of $234,000, or 18%. The increase was primarily due the Partnership's share of improved property operations at the real estate facilities that the Partnership has an interest in, combined with a decrease in depreciation expense allocated to the Partnership with respect to the Joint Venture.

Property Operations
-------------------

         Rental income for the Partnership's wholly-owned mini-warehouse properties was $768,000 compared to $729,000 for the three months September 30, 1998 and 1997, respectively, representing an increase of $39,000, or 5%. Cost of operations (including management fees) increased $28,000, or 13%, to $252,000 from $224,000 for the three months ended September 30, 1998 and 1997, respectively. Accordingly, for the Partnership's wholly-owned mini-warehouse properties, property net operating income increased by $11,000, or 2%, from $505,000 to $516,000 for the three months ended September 30, 1997 and 1998, respectively.

Equity in Earnings of Real Estate Entities
------------------------------------------

         Equity in earnings of real estate entities was $1,159,000 in the three months ended September 30, 1998 as compared to $950,000 during the three months ended September 30, 1997, representing an increase of $209,000, or 22%. This was due primarily to the Partnership's share of improved operating results at the Joint Venture's mini-warehouses, combined with a decrease in depreciation expense allocated to the Partnership with respect to the Joint Venture.

Depreciation and Amortization
-----------------------------

         Depreciation and amortization increased $9,000, or 6%, from $163,000 to $154,000 for the three months ended September 30, 1997 and 1998, respectively. This increase was primarily attributable to the depreciation of capital expenditures made during 1997 and 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997:

         The Partnership's net income for the nine months ended September 30, 1998 was $3,989,000 compared to $3,516,000 for the nine months ended September 30, 1997, representing an increase of $473,000, or 13%. The increase was primarily due the Partnership's share of improved property operations at the real estate facilities that the Partnership has an interest in, combined with a decrease in depreciation expense allocated to the Partnership with respect to the Joint Venture.

Property Operations
-------------------

         Rental income for the Partnership's wholly-owned mini-warehouse properties was $2,176,000 compared to $2,106,000 for the nine months September 30, 1998 and 1997, respectively, representing an increase of $70,000, or 3%. Cost of operations (including management fees) increased $47,000, or 7%, to $738,000 from $691,000 for the nine months ended September 30, 1998 and 1997, respectively. Accordingly, for the Partnership's mini-warehouse properties, property net operating income increased by $23,000, or 2%, from $1,415,000 to $1,438,000 for the nine months ended September 30, 1997 and 1998, respectively.

Equity in Earnings of Real Estate Entities
------------------------------------------

         Equity in earnings of real estate entities was $3,061,000 in the nine months ended September 30, 1998 as compared to $2,629,000 during the nine months ended September 30, 1997, representing an increase of $432,000, or 16%. This was due primarily to the Partnership's share of improved operating results at the Joint Venture's mini-warehouses, combined with a decrease in depreciation expense allocated to the Partnership with respect to the Joint Venture.

Depreciation and Amortization
-----------------------------

         Depreciation and amortization increased $23,000, or 5%, from $459,000 to $482,000 for the nine months ended September 30, 1997 and 1998, respectively. This increase was primarily attributable to the depreciation of capital expenditures made during 1997 and 1998.

SUPPLEMENTAL PROPERTY DATA
--------------------------

         Most of the Partnership's net income is from the Partnership's share of the operating results of the Mini-Warehouse Properties. Therefore, in order to evaluate the Partnership's operating results, the General Partners analyze the operating performance of the Mini-Warehouse Properties

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997:

         Rental income for the Mini-Warehouse Properties was $3,708,000 compared to $3,524,000 for the three months ended September 30, 1998 and 1997, respectively, representing an increase of $184,000, or 5%. The increase in rental income was primarily attributable to increased rental rates at the Mini-Warehouse Properties, combined with increased average occupancy levels. The monthly average realized rent per square foot for the Mini-Warehouse Properties was $.68 compared to $.65 for the three months ended September 30, 1998 and 1997, respectively. The weighted average occupancy levels at the Mini-Warehouse Properties increased from 92% to 93% for the three months ended September 30, 1997 and 1998, respectively. Cost of operations (including management fees) increased $82,000, or 7%, to $1,300,000 from $1,218,000 for the three months ended September 30, 1998 and 1997, respectively. This increase was primarily attributable to increases in payroll, property tax, and advertising and promotion (due primarily to the PSI national telephone reservation center) expenses. Accordingly, for the Mini-Warehouse Properties, property net operating income increased by $102,000 from $2,306,000 to $2,408,000 for the three months ended September 30, 1997 and 1998, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997:

         Rental  income  for  the  Mini-Warehouse   Properties  was  $10,576,000
compared to $10,181,000 for the nine months ended September 30, 1998 and 1997, respectively, representing an increase of $395,000, or 4%. The increase in rental income was primarily attributable to increased rental rates at the Mini-Warehouse Properties, combined with increased average occupancy levels. The monthly average realized rent per square foot for the mini-warehouse facilities was $.66 compared to $.64 for the nine months ended September 30, 1998 and 1997, respectively. The weighted average occupancy levels at the Mini-Warehouse Properties increased from 90% to 91% for the nine months ended September 30, 1997 and 1998, respectively. Cost of operations (including management fees) increased $212,000, or 6%, to $3,920,000 from $3,708,000 for the nine months ended September 30, 1998 and 1997, respectively. This increase was primarily attributable to increases in advertising and promotion (due primarily to the PSI national telephone reservation center), property tax, repairs and maintenance, and payroll expenses. Accordingly, for the Mini-Warehouse Properties, property net operating income increased by $183,000, or 3%, from $6,473,000 to $6,656,000 for the nine months ended September 30, 1997 and 1998, respectively.

Liquidity and Capital Resources
-------------------------------

         The Partnership has adequate sources of cash to finance its operations, both on a short-term and long-term basis, primarily from internally generated cash from property operations and cash reserves. Cash generated from operations and distributions from real estate entities ($5,558,000 for the nine months ended September 30, 1998) has been sufficient to meet all current obligations of the Partnership.

         During 1998, the Partnership anticipates approximately $226,000 of capital improvements for the Partnership's wholly owned properties; total capital improvements for the nine months ended September 30, 1998 with respect to these properties were $191,000.

         The Partnership paid distributions to the limited and general partners totaling $3,211,000 ($25.08 per unit) and $393,000, respectively, during the first nine months of 1998. Future distribution rates may be adjusted to levels which are supported by operating cash flow and distributions from Real Estate Entites after capital improvements and any other necessary obligations.

Impact of the Year 2000 Issue:
------------------------------

         PSI has completed an assessment of all of its hardware and software applications to identify susceptibility to what is commonly referred to as the "Y2K Issue" whereby certain computer programs have been written using two digits rather than four to define the applicable year. Any of PSI's computer programs or hardware with the Y2K Issue that have date-sensitive applications or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000, resulting in miscalculations or system failure causing disruptions of operations.

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

         Certain of PSI's other non-computer related systems that may be impacted by the Y2K Issue, such as security systems, are currently being evaluated, and PSI expects the evaluation to be complete by June 1999. PSI expects the implementation of any required solutions to be complete in advance of December 31, 1999. PSI has not fully evaluated the impact of lack of Year 2000 compliance on these systems, but has no reason to believe that lack of compliance would materially impact the operations of the Partnership.

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

         The total cost of PSI's year 2000 compliance activities (which primarily consists of the costs of new systems) will be allocated to all entities that use the PSI computer systems. The amount to be allocated to the Partnership and the Joint Venture is estimated at approximately $132,000. These costs are capitalized.

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