Form 10-K
period 1998-12-31
PS PARTNERS II LTD
filed 1999-03-30
CIK 727069

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

For the fiscal year ended December 31, 1998
                          -----------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

For the transition period from               to
                              ---------------  ---------------

Commission File Number 0-11981
                       -------

                              PS PARTNERS II, LTD.
           ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               California                                       95-3878680
----------------------------------------                  ----------------------
    (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                       Identification Number)

           701 Western Avenue
          Glendale, California                                  91201-2394
----------------------------------------                  ----------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:  (818) 244-8080
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ ]


--------------------------------------------------------------------------------
                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                                     PART I

ITEM 1.  BUSINESS.

Forward Looking Statements
--------------------------

         When used within this document, the words "expects," "believes," "anticipates," "should," "estimates," and similar expressions are intended to identify "forward-looking statements" within the meaning of that term in Section 27A of the Securities Exchange Act of 1933, as amended, and in Section 21F of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause the actual results and performance of the Partnership to be materially different from those expressed or implied in the forward looking statements. Such factors include the impact of competition from new and existing real estate facilities which could impact rents and occupancy levels at the real estate facilities that the Partnership has an interest in; the Partnership's ability to effectively compete in the markets that it does business in; the impact of the regulatory environment as well as national, state, and local laws and regulations including, without limitation, those governing Partnerships; and the impact of general economic conditions upon rental rates and occupancy levels at the real estate facilities that the Partnership has an interest in.

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

         PSI's current relationship with the Partnership includes (i) the joint ownership of 27 of the Partnership's 33 properties (which excludes the property transferred to PSBPLP in January 1997), (ii) PSI is a co-general partner along with Hughes, who is chairman of the board and chief executive officer of PSI,
(iii) as of January 1, 1999, PSI owned approximately 74.18% of the Partnership's limited partnership units and (iv) PSI is the operator of the 33 properties in which the Partnership has an interest (these 33 properties are referred to collectively hereinafter as the "Mini-Warehouse Properties").

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

Investment Objectives and Policies
----------------------------------

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

         The Partnership will terminate on December 31, 2020 unless dissolved earlier. Under the terms of the general partnership agreement with PSI, PSI has the right to require the Partnership to sell all of the properties owned by the Joint Venture (see Item 12 (c)).

         Charles R. Wilson & Associates, Inc. ("Wilson") was engaged by the Partnership to appraise the properties of the Partnership and the Joint Venture (the "Properties") and has delivered a written report of its analysis, based upon the review, analysis, scope and limitations described therein, as to the fair market value of the Properties as of November 30, 1998. In valuing the Properties, Wilson considered the applicability of all three commonly recognized approaches to value: the cost approach, the income approach and the sales comparison approach. The type and age of a property, market conditions and the quantity and quality of data affect the applicability of each approach in a specific appraisal situation. Wilson did not consider the cost approach to be applicable to the Properties. Wilson reconciled the values indicated from the direct sales comparison and income approaches to arrive at a final valuation conclusion. Wilson gave primary emphasis to the income approach, an emphasis deemed appropriate based on acquisition criteria currently employed in the mini-warehouse market. Wilson assigned a market value to the Properties as of November 30, 1998 of $94,000,000. The resulting effective implied capitalization rate for the Properties based upon reported property operations (before non-recurring expenses and after certain property tax adjustments) during the 12 months ended September 30, 1998 averaged 9.36%. Wilson's conclusion as to value relates to 100% of the Properties, which includes the joint venture interests of both the Partnership and PSI. Wilson did not separately value the interest of the Partnership in the Properties.

         Limited Partners should recognize that appraisals are opinions as of the date specified and are subject to certain assumptions and may not represent the true worth or realizable value of the Properties. There can be no assurance that if the Properties were sold, they would be sold at the appraised value; the sales price might be higher or lower than the appraised value.

Operating Strategies
--------------------

         The Mini-Warehouse Properties are operated by PSI under the "Public Storage" name, which the Partnership believes is the most recognized name in the mini-warehouse industry. The major elements of the Partnership's operating strategies are as follows:

* Capitalize on Public Storage's name recognition. PSI, together with its predecessor, has more than 20 years of operating experience in the mini-warehouse business. PSI has informed the Partnership that it is the largest mini-warehouse facility operator in the United States in terms of both number of facilities and rentable space operated. PSI believes that its marketing and advertising programs improve its competitive position in the market. PSI's in-house Yellow Pages staff designs and places advertisements in approximately 700 directories. Commencing in early 1996, PSI began to experiment with a telephone reservation system designed to provide added customer service. Customers calling either PSI's toll-free referral system, (800)
         44-STORE, or a mini-warehouse facility are directed to PSI's reservation system where a trained representative discusses with the customer space requirements, price and location preferences and also informs the customer of other products and services provided by PSI. As of December 31, 1998, the telephone reservation system was supporting rental activity at all of the Partnership's properties. PSI's toll-free telephone referral system services approximately 175,000 calls per month from potential customers inquiring as to the nearest Public Storage mini-warehouse.

* Maintain high occupancy levels and increase realized rents. Subject to market conditions, the Partnership generally seeks to achieve average occupancy levels in excess of 90% and to eliminate promotions prior to increasing rental rates. The monthly average realized rent per occupied square foot for the Mini-Warehouse Properties was $.66 in 1998 compared to $.64 in 1997. The weighted average occupancy levels at the Mini-Warehouse Properties were 91% in 1998 compared to 90% in 1997. The Partnership has increased rental rates in many markets where it has achieved high occupancy levels and eliminated or minimized promotions.

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

* Professional property operation. In addition to the approximately 170 support personnel at the Public Storage corporate offices, there are approximately 2,700 on-site personnel who manage the day-to-day operations of the mini-warehouses in the Public Storage system. These on-site personnel are supervised by 120 district managers, 33 regional managers and 11 divisional managers who report to the president of the mini-warehouse property operator (who has 15 years of experience with the Public Storage organization). PSI carefully selects and extensively trains the operational and support personnel and offers them a progressive career path. See "Mini-warehouse Property Operator."

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

Agreement and Plan of Reorganization
------------------------------------

         The   Partnership   has  entered   into  an   Agreement   and  Plan  of
Reorganization by and among PSI, PS Partners II Merger Co., Inc. and the Partnership, dated as of January 19, 1999 (the "Agreement and Plan of Reorganization'). Under the Agreement and Plan of Reorganization, each of the Units held by the public limited partners will be converted into the right to receive a value of $697 in PSI common stock or, at the limited partner's election, in cash. The Agreement and Plan of Reorganization is referenced under
Item 14(c) as Exhibit 2 and is incorporated herein by this reference.

ITEM 2.  PROPERTIES.

         The following table sets forth information as of December 31, 1998, about the Mini-Warehouse Properties:

                                          Net               Number
                                        Rentable              of               Date of                Ownership
Location                              Square Feet           Spaces           Acquisition              Percentage
-------------------------             -----------           ------           -----------              ----------
CALIFORNIA
Fremont                                 60,700               597              01/13/84                  70.0%
   Albrae Street
Pico                                    47,500               399              03/01/84                  50.0
   Bermudez Street


GEORGIA
Augusta                                 40,100               363              12/09/83                  81.5
   Crescent Drive
Marietta                                29,600               259              03/30/84                  75.0
   S. Cobb Drive

KANSAS
Olathe                                  41,800               302              01/19/84                  74.4
   E. Spruce
Shawnee                                 64,200               418              01/19/84                  74.4
   W. 63rd St.
Topeka                                  50,000               368              01/19/84                  74.4
   SW 41st St.
Merriam                                 58,800               440              01/19/84                  74.4
   W. Frontage

MARYLAND
Baltimore                               76,900               797              06/27/84                 100.0
   Shannon Road
Baltimore                               48,900               531              06/27/84                 100.0
   Laurel Bowie Road

MISSOURI
Belton                                  42,700               358              01/19/84                  74.4
   S. 71 Fwy.
Gladstone                               74,600               597              01/19/84                  74.4
   N. Oak Trafficway
Independence                            78,600               530              01/19/84                  74.4
   E. 31st St.
Kansas City                             73,800               541              01/19/84                  74.4
   E. 112th Terrace
Kansas City                             52,200               469              01/19/84                  74.4
   Holmes

NORTH CAROLINA
Charlotte                               53,900               435              12/09/83                  81.5
   South Blvd.
Greensboro                              42,700               338              12/09/83                  81.5
   Electra Drive

                                       8

                                          Net               Number
                                        Rentable              of               Date of                Ownership
Location                              Square Feet           Spaces           Acquisition              Percentage
-------------------------             -----------           ------           -----------              ----------
NORTH CAROLINA
Greensboro                              62,200               655              12/09/83                  81.5%
   W. Market St.
Raleigh                                105,700               539              05/16/84                  53.0
   Departure Dr.
Raleigh                                 52,400               425              12/09/83                 100.0
   Yonkers Rd

OREGON
Milwaukie                               34,600               373              04/18/84                 100.0
   SE McLoughlin Blvd.

PENNSYLVANIA
Philadelphia                           110,500             1,113              05/21/84                  36.1
   Grant Ave.
Trevose                                 61,600               743              07/03/84                  67.8
   Old Lincoln Highway

RHODE ISLAND
Cranston                                28,700               300              01/24/85                  64.6
   Pontiac - 71
   Freeway Dr.
N. Providence                           35,600               389              04/19/84                  90.0
   Mineral Springs Ave.

SOUTH CAROLINA
Columbia                                67,200               575              12/09/83                  81.5
   Broad River Rd

TENNESSEE
Knoxville                               64,000               574              02/16/84                  81.9
   E. Central
   Ave. Pike
Knoxville                               97,300               796              02/16/84                  81.9
   Unicorn Drive

VIRGINIA
Lorton                                  55,300               561              06/27/84                 100.0
   Richmond Hwy
Manassas                                43,900               431              03/26/84                  41.6
   Balls Ford Rd.
Richmond                                65,400               507              12/09/83                  81.5
   Jefferson Davis
Virginia Beach                          98,900               689              05/18/84                 100.0
   Independence

WASHINGTON
Tacoma                                  52,300               626              01/03/84                  90.0
   24th St. W.

                                        9

         The weighted average occupancy level for the Mini-Warehouse Properties was 91% in 1998 compared to 90% in 1997. The monthly average realized rent per square foot for the Mini-Warehouse Properties was $.66 in 1998 compared to $.64 in 1997.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of 1998.

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

         Exclusive of the General Partners' interest in the Partnership, as of December 31, 1998, there were approximately 1,632 record holders of Units.

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

         The   Partnership   has  entered   into  an   Agreement   and  Plan  of
Reorganization by and among PSI, PS Partners II Merger Co., Inc. and the Partnership, dated as of January 19, 1999 (the "Agreement and Plan of Reorganization"). Under the Agreement and Plan of Reorganization, each of the Units held by the public limited partners will be converted into the right to receive a value of $697 in PSI common stock or, at the limited partner's election, in cash. The Agreement and Plan of Reorganization is referenced under
Item 14(c) as Exhibit 2 and is incorporated herein by this reference.

ITEM 6.  SELECTED FINANCIAL DATA.

                                                                  For the Years Ended December 31,
                                             ----------------------------------------------------------------------------
                                                 1998            1997           1996            1995            1994
                                             ------------    ------------    ------------    ------------    ------------
                                                                (In thousands, except per Unit data)

Total Revenues                                  $7,231         $ 6,330         $ 7,103        $ 7,043         $ 6,531

Depreciation and amortization                      648             616           1,080            973             930

Income before gain on
   disposition of real estate facility
   and early extinguishment of debt              5,438           4,634           4,114          4,185           3,498

Net income                                       5,438           4,634           4,114          4,185           3,722

     Limited partners' share                     4,908           4,043           3,597          3,262           3,528

     General partners' share                       530             591             517            923             194

Limited partners' per unit data(a)

     Net income                                $ 38.34         $ 31.59         $ 28.10        $ 25.48         $ 27.56

     Cash distributions (b) (c)                $ 33.44         $ 38.34         $ 33.44        $ 61.97         $ 11.00

As of December 31,
------------------
Cash and cash equivalents                       $2,785            $888          $1,075           $696          $3,003

Total assets                                   $38,396        $ 37,770         $38,850        $39,606         $44,225


-----------------------------

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

ITEM 7.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION   AND
         RESULTS OF OPERATIONS.

FORWARD LOOKING  STATEMENTS
---------------------------

         When used within this document, the words "expects," "believes," "anticipates," "should," "estimates," and similar expressions are intended to identify "forward-looking statements" within the meaning of that term in Section 27A of the Securities Exchange Act of 1933, as amended, and in Section 21F of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause the actual results and performance of the Partnership to be materially different from those expressed or implied in the forward looking statements. Such factors include the impact of competition from new and existing real estate facilities which could impact rents and occupancy levels at the real estate facilities that the Partnership has an interest in; the Partnership's ability to effectively compete in the markets that it does business in; the impact of the regulatory environment as well as national, state, and local laws and regulations including, without limitation, those governing Partnerships; and the impact of general economic conditions upon rental rates and occupancy levels at the real estate facilities that the Partnership has an interest in.

RESULTS OF OPERATIONS
---------------------

         YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997:

         The Partnership's net income was $5,438,000 in 1998 compared to $4,634,000 in 1997, representing an increase of $804,000, or 17.4%. The increase is due primarily to the Partnership's share of an improvement in operations of the mini-warehouses in which the Partnership has an interest (the "Mini-Warehouse Properties") and a decrease in depreciation allocated to the Partnership with respect to the Joint Venture.

         PROPERTY OPERATIONS: Rental income for the Partnership's wholly-owned mini-warehouse properties was $2,925,000 in 1998 compared to $2,818,000 during 1997, representing an increase of $107,000, or 3.8%. Cost of operations (including management fees) increased $56,000, or 6.0%, to $993,000 during 1998 from $937,000 in 1997, respectively. Accordingly, for the Partnership's wholly-owned mini-warehouse properties, net operating income increased by $51,000, or 2.7%, from $1,881,000 in 1997 to $1,932,000 during 1998.

         EQUITY IN EARNINGS OF REAL ESTATE ENTITIES: Equity in earnings of real estate entities was $4,180,000 in 1998 as compared to $3,454,000 during 1997, representing an increase of $726,000, or 21.0%. The increase was due primarily to the Partnership's share of improved operating results at the Joint Venture's mini-warehouse properties, as well as a decrease in depreciation expense allocated to the Partnership with respect to the Joint Venture.

         DEPRECIATION AND AMORTIZATION: Depreciation and amortization for the Partnership's wholly-owned properties increased $32,000 from $616,000 in 1997 to $648,000 in 1998. This increase was primarily attributable to additional depreciation on capital expenditures made during 1997 and 1998.

         YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996:

         The Partnership's net income was $4,634,000 in 1997 compared to $4,114,000 in 1996, representing an increase of $520,000, or 12.6%. The increase is due primarily to the Partnership's share of an improvement in operations of the mini-warehouses in which the Partnership has an interest.

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

         As a result of the contribution of the Partnership's business park to PSBPLP in January 1997 in exchange for operating partnership units, rental income and cost of operations, respectively, for the Partnership's business park was reduced to zero and zero, respectively, in 1997 from $1,676,000 and $857,000, respectively, in 1996.

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

SUPPLEMENTAL PROPERTY DATA
--------------------------

         During 1998 and 1997, the majority of the Partnership's net income was from the Partnership's share of the operating results of the Mini-Warehouse Properties. Therefore, in order to evaluate the Partnership's operating results, the General Partners analyze the operating performance of the Mini-Warehouse Properties.

         YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED DECEMBER 31, 1997: Rental income for the Mini-Warehouse Properties was $14,203,000 in 1998 compared to $13,617,000 during 1997, representing an increase of $586,000, or 4.3%. The increase in rental income was primarily attributable to increased rental rates, combined with increased average occupancy levels. The monthly average realized rent per square foot was $.66 in 1998 compared to $.64 in 1997. The weighted average occupancy levels increased from 90% in 1997 to 91% in 1998. Cost of operations (including management fees) increased $283,000, or 5.7%, to $5,256,000 during 1998 from $4,973,000 in 1997. This increase was primarily attributable to increases in advertising, property tax, and payroll expenses. Accordingly, for the Mini-Warehouse Properties, property net operating income increased by $303,000, or 3.5%, from $8,644,000 in 1997 to $8,947,000 during
1998.

         YEAR ENDED DECEMBER 31, 1997 COMPARED TO THE YEAR ENDED DECEMBER 31, 1996: Rental income for the Mini-Warehouse Properties was $13,617,000 in 1997 compared to $13,049,000 during 1996, representing an increase of $568,000, or 4.4%. The increase in rental income was primarily attributable to increased rental rates, partially offset by decreased average occupancy levels. The monthly average realized rent per square foot was $.64 in 1997 compared to $.61 in 1996. The weighted average occupancy levels decreased from 91% in 1996 to 90% in 1997. Cost of operations (including management fees) increased $222,000, or 4.7%, to $4,973,000 during 1997 from $4,751,000 in 1996. This increase was primarily attributable to increases in advertising, property tax, and management expenses. Accordingly, for the Mini-Warehouse Properties, property net operating income increased by $346,000, or 4.2%, from $8,298,000 in 1996 to $8,644,000 during 1997.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         The Partnership has adequate sources of cash to finance its operations, both on a short-term and long-term basis, primarily by internally generated cash from property operations and distributions from Real Estate Entities, combined with cash on hand at December 31, 1998 of $2,785,000.

         Cash flows from operating activities and distributions from Real Estate Entities ($7,019,000 for the year ended December 31, 1998) have been sufficient to meet all current obligations of the Partnership. Total capital improvements for the Partnership's wholly-owned properties were $318,000, $260,000 and $367,000 in 1998, 1997, and 1996, respectively. During 1999, the Partnership anticipates approximately $129,000 of capital improvements to the Partnership's wholly-owned properties. During 1995, the Partnership's property manager commenced a program to enhance the visual appearance of the mini-warehouse facilities. Such enhancements include new signs, exterior color schemes, and improvements to the rental offices.

         Total distributions paid to the General Partners and the limited partners (including the per Unit amounts) for 1998 and prior years were as follows:

                               Total                Per Unit
                            ----------             ----------
          1998              $4,804,000               $33.44
          1997               5,507,000                38.34
          1996               4,804,000                33.44
          1995               8,902,000                61.97
          1994               1,582,000                11.00
          1993               1,582,000                11.00
          1992               1,582,000                11.00
          1991               2,708,000                18.85
          1990               1,077,000                 7.50
          1989               4,310,000                30.00
          1988               4,309,000                30.00
          1987               4,310,000                30.00
          1986               4,669,000                32.50
          1985               5,747,000                40.00
          1984               3,239,000                22.54

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

AGREEMENT AND PLAN OF REORGANIZATION
------------------------------------

         The   Partnership   has  entered   into  an   Agreement   and  Plan  of
Reorganization by and among PSI, PS Partners II Merger Co., Inc. and the Partnership, dated as of January 19, 1999 (the "Agreement and Plan of Reorganization"). Under the Agreement and Plan of Reorganization, each of the Units held by the public limited partners will be converted into the right to receive a value of $697 in PSI common stock or, at the limited partner's election, in cash. The Agreement and Plan of Reorganization is referenced under
Item 14(c) as Exhibit 2 and is incorporated herein by this reference.

IMPACT OF YEAR 2000
-------------------

         The Partnership utilizes PSI's information systems in connection with a cost sharing and administrative services agreement. PSI has completed an assessment of all of its hardware and software applications to identify susceptibility to what is commonly referred to as the "Y2K Issue" whereby certain computer programs have been written using two digits rather than four to define the applicable year. Any of PSI's computer programs or hardware with the Y2K Issue that have date-sensitive applications or embedded chips may recognize a date using "00" as the year 1900 rather than the Year 2000, resulting in miscalculations or system failure causing disruptions of operations.

         PSI has two phases in its process  with respect to each of its systems;
i) assessment, whereby PSI evaluates whether the system is Y2K compliant and identifies the plan of action with respect to remediating any Y2K issues identified and ii) implementation, whereby PSI completes the plan of action prepared in the assessment phase and verifies that Y2K compliance has been achieved.

         Many of PSI's critical applications, relative to the direct management of properties, have recently been replaced and PSI believes they are already Year 2000 compliant. PSI has an implementation in process on the remaining critical applications, including its general ledger and related systems, that are believed to have Y2K issues. PSI expects the implementation to be complete by June 1999. Contingency plans have been developed for use in case PSI's implementations are not completed on a timely basis. While PSI presently believes that the impact of the Y2K Issue on its systems can be mitigated, if PSI's plan for ensuring Year 2000 Compliance and the related contingency plans were to fail, be insufficient, or not be implemented on a timely basis, Partnership operations could be materially impacted.

         Certain of PSI's other non-computer related systems that may be impacted by the Y2K Issue, such as security systems, are currently being evaluated, and PSI expects the evaluation to be complete by June 1999. PSI expects the implementation of any required solutions to be complete in advance of December 31, 1999. PSI has not fully evaluated the impact of lack of Year 2000 compliance on these systems, but has no reason to believe that lack of compliance would materially impact the Partnership's operations.

         The Partnership exchanges electronic data with certain outside vendors in the banking and payroll processing areas. The Partnership has been advised by these vendors that their systems are or will be Year 2000 compliant, but has requested a Year 2000 compliance certification from these entities. The Partnership is not aware of any other vendors, suppliers, or other external agents with a Y2K Issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant, and there can be no assurance that the Partnership has identified all such external agents. The inability of external agents to complete their Year 2000 compliance process in a timely fashion could materially impact the Partnership. The effect of non-compliance by external agents is not determinable.

         The cost of the PSI's Year 2000 compliance activities (which primarily consists of the costs of new systems) to be allocated to the Partnership and the Joint Venture is estimated at approximately $148,000. These costs are capitalized. PSI's Year 2000 compliance efforts have not resulted in any significant deferrals in other information system projects.

         The costs of the projects and the date on which PSI and the Partnership expect to achieve Year 2000 Compliance are based upon management's best estimates, and were derived utilizing numerous assumptions of future events. There can be no assurance that these estimates will be achieved, and actual results could differ materially from those anticipated. There can be no assurance that the Partnership or PSI has identified all potential Y2K Issues either within the Partnership, at PSI, or at external agents. In addition, the impact of the Y2K issue on governmental entities and utility providers and the resultant impact on the Partnership, as well as disruptions in the general economy, may be material but cannot be reasonably determined or quantified.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT  MARKET RISK.

         None.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Partnership's financial statements are included elsewhere herein. Reference is made to the Index to Financial Statements and Financial Statement Schedules in Item 14(a).

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP.

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

         The names of all directors and executive officers of PSI, the offices held by each of them with PSI, and their ages and business experience during the past five years are as follows:

        Name                                   Positions with PSI
------------------------       -------------------------------------------------
B. Wayne Hughes                Chairman of the Board and Chief Executive Officer
Harvey Lenkin                  President and Director
B. Wayne Hughes, Jr.           Vice President and Director
John Reyes                     Senior Vice President and Chief Financial Officer
Carl B. Phelps                 Senior Vice President
Obren B. Gerich                Senior Vice President
Marvin M. Lotz                 Senior Vice President
David Goldberg                 Senior Vice President and General Counsel
A. Timothy Scott               Senior Vice President and Tax Counsel
David P. Singelyn              Vice President and Treasurer
Sarah Hass                     Vice President and Secretary
Robert J. Abernethy            Director
Dann V. Angeloff               Director
William C. Baker               Director
Thomas J. Barrack Jr.          Director
Uri P. Harkham                 Director
Daniel C. Staton               Director

         B. Wayne Hughes, age 65, a general partner of the Partnership, has been a director of PSI since its organization in 1980 and was President and Co-Chief Executive Officer from 1980 until November 1991 when he became Chairman of the Board and sole Chief Executive Officer. Mr. Hughes has been active in the real estate investment field for over 25 years. He is the father of B. Wayne Hughes, Jr.

         Harvey Lenkin, age 62, has been employed by PSI for 21 years and became President and a director of PSI in November 1991. Mr. Lenkin has been a director of PS Business Parks, Inc. ("PSBP"), an affiliated REIT, since March 16, 1998 and was President of PSBP (formerly Public Storage Properties XI, Inc.) from 1990 until March 16, 1998. He is a member of the Board of Governors of the National Association of Real Estate Investment Trusts (NAREIT).

         B. Wayne Hughes, Jr., age 39 became director of PSI in January 1998. He has been a Vice President - Acquisitions of PSI since 1992. He is the son of B. Wayne Hughes.

         John Reyes, age 38, a certified public accountant, joined PSI in 1990 and was Controller of PSI from 1992 until December 1996 when he became Chief Financial Officer. He became a Vice President of PSI in November 1995 and a Senior Vice President of PSI in December 1996. From 1983 to 1990, Mr. Reyes was employed by Ernst & Young.

         Carl B. Phelps, age 60, became a Senior Vice President of PSI in January 1998 with overall responsibility for property acquisition and development. From June 1991 until joining PSI, he was a partner in the law firm of Andrews & Kurth, L.L.P., which performed legal services for PSI. From December 1982 through May 1991, his professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI.

         Obren B. Gerich, age 60, a certified public accountant, has been a Vice President of PSI since 1980 and became Senior Vice President of PSI in November 1995. He was Chief Financial Officer of PSI until November 1991.

         Marvin M. Lotz, age 56, has had overall responsibility for Public Storage's mini-warehouse operations since 1988. He became a Senior Vice
President of PSI in November 1995. Mr. Lotz was an officer of PSI with responsibility for property acquisitions from 1983 until 1988.

         David Goldberg, age 49, joined PSI's legal staff in June 1991. He became Senior Vice President and General Counsel of PSI in November 1995. From December 1982 until May 1991, he was a partner in the law firm of Sachs & Phelps, then counsel to PSI.

         A. Timothy Scott, age 47, became a Senior Vice President and Tax Counsel of PSI and Vice President and Tax Counsel of the Public Storage REITs in November 1996. From June 1991 until joining PSI, Mr. Scott practiced tax law as a shareholder of the law firm of Heller, Ehrman, White & McAuliffe, counsel to PSI. Prior to June 1991, his professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI.

         David P. Singleyn, age 37, a certified public accountant, has been employed by PSI since 1989 and became Vice President and Treasurer of PSI in November 1995. From 1987 to 1989, Mr. Singelyn was Controller of Winchell's Donut Houses, L.P.

         Sarah Hass, age 43, became Secretary of PSI in February 1992. She became a Vice President of PSI in November 1995. She joined PSI's legal department in June 1991, rendering services on behalf of PSI. From 1987 until May 1991, her professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI, and from April 1986 until June 1987, she was associated with that firm, practicing in the area of securities law. From September 1979 until September 1985, Ms. Hass was associated with the law firm of Rifkind & Sterling, Incorporated.

         Robert J. Abernethy, age 59, has been President of American Standard Development Company and of Self-Storage Management Company, which develop and operate mini-warehouses, since 1976 and 1977, respectively. Mr. Abernethy has been a director of PSI since its organization in 1980. He is a member of the board of trustees of Johns Hopkins University and a director of Marathon National Bank. Mr. Abernethy is a former member of the board of directors of the Los Angeles County Metropolitan Transportation Authority and the Metropolitan Water District of Southern California and a former Planning Commissioner and Telecommunications Commissioner and former Vice-Chairman of the Economic Development Commission of the City of Los Angeles.

         Dann V. Angeloff, age 63, has been President of the Angeloff Company, a corporate financial advisory firm, since 1976. The Angeloff Company has rendered, and is expected to continue to render, financial advisory and securities brokerage services for PSI. Mr. Angeloff is the general partner of a limited partnership that owns a mini-warehouse operated by PSI and which secures a note owned by PSI. Mr. Angeloff has been a director of PSI since its organization in 1980. He is a director of Balboa Capital Corporation, Compensation Resource Group, Nicholas/Applegate Growth Equity Fund, Nicholas/Applegate Mutual Funds, ReadyPac Produce, Inc., Royce Medical Company, SupraLife International and WorldxChange Communications, Inc. He was a director of SPI from 1989 until June 1996.

         William C. Baker, age 65, became a director of PSI in November 1991. Since January 1999, Mr. Baker has been President and Chief Executive Officer of Los Angeles Turf Club, Incorporated, which operates the Santa Anita Racetrack and is wholly-owned subsidiary of Magna International Inc. Since August 1998, he has been President of Meditrust Operating Company, a paired share real estate investment trust. From November 1997 until December 1998, he was Chairman of the

Board and Chief Executive Officer of The Santa Anita Companies, Inc., a wholly-owned subsidiary of Meditrust Operating Company which then operated the Santa Anita Racetrack. From August 1996 until November 1997, he was Chairman of the Board and Chief Executive Officer of Santa Anita Operating Company and Chairman of the Board of Santa Anita Realty Enterprises, Inc., the companies which were merged with Meditrust in November 1997. From April 1993 through May 1995, Mr. Baker was President of Red Robin International, Inc., an operator and franchiser of casual dining restaurants in the United States and Canada. From January 1992 through December 1995 he was Chairman and Chief Executive Officer of Carolina Restaurant Enterprises, Inc., a franchisee of Red Robin International, Inc. Since 1991, he has been Chairman of the Board of Coast Newport Properties, a real estate brokerage company. From 1976 to 1988, he was a principal shareholder and Chairman and Chief Executive Officer of Del Taco, Inc., an operator and franchiser of fast food restaurants in California. Mr. Baker is a director of Callaway Golf Company and Meditrust Operating Company.

         Thomas J. Barrack, Jr., age 51, became a director of PSI in February 1998. Mr. Barrack has been the Chairman and Chief Executive Officer of Colony Capital, Inc. since September, 1991. Colony Capital, Inc. is one of the largest real estate investors in America, having acquired properties in the U.S., Europe and Asia. Prior to founding Colony Capital, Inc., from 1987 to 1991, Mr. Barrack was a principal with the Robert M. Bass Group, Inc., the principal investment vehicle for Robert M. Bass of Fort Worth, Texas. From 1985 to 1987, Mr. Barrack was President of Oxford Ventures, Inc., a Canadian-based real estate development company. From 1984 to 1985 he was a Senior Vice President at E. F. Hutton Corporate Finance in New York. Mr. Barrack was appointed by President Ronald Reagan as Deputy Under Secretary at the U.S. Department of the Interior from 1982 to 1983. Mr. Barrack currently is a director of Continental Airlines, Inc., Harvey's Acquisition Corp. and Kennedy-Wilson, Inc.

         Uri P. Harkham, age 50, became a director of PSI in March 1993. Mr. Harkham has been the President and Chief Executive Officer of the Jonathan Martin Fashion Group, which specializes in designing, manufacturing and marketing women's clothing, since its organization in 1976. Since 1978, Mr. Harkham has been the Chairman of the Board of Harkham Properties, a real estate firm specializing in buying and managing fashion warehouses in Los Angeles.

         Daniel C. Staton, age 46, became a director of PSI on March 12, 1999 in connection with the merger of Storage Trust Realty, a real estate investment trust, with PSI. Mr. Staton was Chairman of the Board of Trustees of Storage Trust Realty from February 1998 until March 12, 1999 and a Trustee of Storage Trust Realty from November 1994 until March 12, 1999. He is President of Walnut Capital Partners, an investment and venture capital company. Mr. Staton was the Chief Operating Officer and Executive Vice President of Duke Realty Investments, Inc. from 1993 to 1997. He has been a director of Duke Realty Investments, Inc. since 1993. From 1981 to 1993, Mr. Staton was a principal owner of Duke Associates, the predecessor of Duke Realty Investments, Inc. Prior to joining Duke Associates in 1981, he was a partner and general manager of his own moving company, Gateway Van & Storage, Inc. in St. Louis, Missouri. From 1986 to 1988, Mr. Staton served as president of the Greater Cincinnati Chapter of the National Association of Industrial and Office Parks.

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

Section 16 (a) Beneficial Ownership Reporting Compliance
--------------------------------------------------------

         Based on a review of the reports filed under Section 16 (a) of the Securities Exchange Act of 1934 with respect to the Units that were submitted to the Partnership, the Partnership believes that with respect to the fiscal year ended December 31, 1998, B. Wayne Hughes, Jr. and Thomas J. Barrack, Jr., each of whom is a director of PSI, a General Partner of the Partnership, each filed his Initial Statement of Beneficial Ownership of Securities on Form 3 after its due date.


ITEM 11. EXECUTIVE COMPENSATION.

         The Partnership has no subsidiaries, directors or officers. See Item 13 for a description of certain transactions between the Partnership and the General Partners and their affiliates.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         (a) At January 1, 1999, PSI beneficially owned more than 5% of the Units of the Partnership:

     Title                                                Amount of      Percent
      of                      Name and Address of        Beneficial       of
     Class                     Beneficial Owner          Ownership       Class
---------------------   ----------------------------   ----------------  -------
Units of                Public Storage, Inc.
Limited                 701 Western Avenue
Partnership Interest    Glendale, CA 91201-2394  (1)   94,947 Units (1)  74.18%

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

                  The Partnership owns interests in 33 properties (which exclude the properties transferred to PSBPLP in January 1997); 27 of such
         properties  are  held  in  a  general  partnership   comprised  of  the
         Partnership and PSI. Under the terms of the partnership agreement relating to the ownership of the properties, PSI has the right to compel a sale of each property at any time after seven years from the date of acquisition at not less than its independently determined fair market value provided the Partnership receives its share of the net sales proceeds solely in cash. As of December 31, 1998, PSI has the right to require the Partnership to sell all of the Joint Venture's properties on these terms.

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

         During 1998, approximately $480,000 was paid to PSI with respect to items 1, 2, and 3 above. The Partnership owns interests in 33 properties (which exclude the properties transferred to PSBPLP in January 1997); 27 of such properties are held in a general partnership comprised of the Partnership and PSI.

         The Partnership and the Joint Venture have a Management Agreement with PSI pursuant to which the Partnership and the Joint Venture pay PSI a fee of 6% of the gross revenues of the mini-warehouse spaces operated for the Partnership and the Joint Venture. During 1998, the Partnership and the Joint Venture paid fees of $853,000 to PSI pursuant to the Management Agreement.

         Through 1996, the Partnership's and Joint Venture's business parks were managed by a predecessor of PSBPLP pursuant to a Management Agreement which provides for the payment of a fee by the Partnership and Joint Venture of 5% of the gross revenues of the commercial space operated for the Partnership and the Joint Venture. In January 1997, the Partnership, the Joint Venture, and PSI and other related partnerships transferred a total of 35 business parks to PSBPLP, an operating partnership formed to own and operate business parks in which PSI has a significant interest. Included among the properties transferred were the Partnership's and Joint Venture's business parks in exchange for a partnership interest in PSBPLP. The general partner of PSBPLP is PS Business Parks, Inc., a REIT traded on the American Stock Exchange.

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

         3.       Exhibits: See Exhibit Index contained herein.

     (b) Reports on Form 8-K:

         None

     (c) Exhibits: See Exhibit Index contained herein.

                              PS PARTNERS II, LTD.
                                  EXHIBIT INDEX


2 Agreement and Plan of Reorganization by and among Public Storage, Inc., PS Partners II Merger Co., Inc. and the Partnership, dated as of January 19, 1999. Filed with the Partnership's Current Report on Form 8-K dated January 19, 1999 and incorporated herein by reference.

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

                            PS PARTNERS II, LTD.
Dated:  March 30, 1999      By:   Public Storage, Inc., General Partner

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

                Signature                               Capacity                               Date
--------------------------------     --------------------------------------------------   --------------
/s/ B. Wayne Hughes                  Chairman of the Board and Chief                      March 30, 1999
--------------------------------     Executive Officer of Public Storage, Inc. and
B. Wayne Hughes                      General Partner (principal executive officer)


/s/ Harvey Lenkin                    President and Director                               March 30, 1999
--------------------------------     of Public Storage, Inc.
Harvey Lenkin

/s/ B. Wayne Hughes, Jr.             Vice President and Director                          March 30, 1999
--------------------------------     of Public Storage, Inc.
B. Wayne Hughes, Jr.

/s/ John Reyes                       Senior Vice President and Chief Financial Officer    March 30, 1999
--------------------------------     of Public Storage, Inc. (principal financial
John Reyes                           officer and principal accounting officer)


/s/ Robert J. Abernethy              Director of Public Storage, Inc.                     March 30, 1999
--------------------------------
Robert J. Abernethy

/s/ Dann V. Angeloff                 Director of Public Storage, Inc.                     March 30, 1999
--------------------------------
Dann V. Angeloff

/s/ William C. Baker                 Director of Public Storage, Inc.                     March 30, 1999
--------------------------------
William C. Baker

                                     Director of Public Storage, Inc.
--------------------------------
Thomas J. Barrack, Jr.

/s/ Uri P. Harkham                   Director of Public Storage, Inc.                     March 30, 1999
--------------------------------
Uri P. Harkham

                                     Director of Public Storage, Inc.
--------------------------------
Daniel C. Staton

                                       24

                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

                                  (Item 14 (a))



                                                                        Page
                                                                     References
                                                                     ----------
PS PARTNERS II, LTD.

     Report of Independent Auditors                                      F-1

     Financial Statements and Schedules:

       Balance  Sheets as of December  31, 1998 and 1997                 F-2

       For the years ended December 31, 1998, 1997 and 1996:

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

     SEI/PSP II JOINT VENTURES

         Report of Independent Auditors                                 F-14

         Financial Statements:

         Balance Sheets as of December 31, 1998 and 1997                F-15

           For the years ended December 31, 1998, 1997 and 1996:

              Statements of Income                                      F-16

              Statements of Partners' Equity                            F-17

              Statements of Cash Flows                               F-18 - F-19

         Notes to Financial Statements                               F-20 - F-23

         Schedule

           Schedule III - Real Estate and Accumulated Depreciation   F-24 - F-26


         All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or the notes thereto.

                         Report of Independent Auditors




The Partners
PS Partners II, Ltd.


We have audited the balance sheets of PS Partners II, Ltd. as of December 31, 1998 and 1997 and the related statements of income, partners' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PS Partners II, Ltd. at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                                              ERNST & YOUNG LLP

February 10, 1999
Los Angeles, CA

                              PS PARTNERS II, LTD.
                                 BALANCE SHEETS
                           December 31, 1998 and 1997

                                                                                          1998               1997
                                                                                   --------------------------------------

                                     ASSETS


Cash and cash equivalents                                                                 $2,785,000            $888,000

Rent and other receivables                                                                    22,000              33,000

Real estate facilities, at cost:
     Land                                                                                  2,319,000           2,319,000
     Buildings and equipment                                                              12,902,000          12,584,000
                                                                                   --------------------------------------
                                                                                          15,221,000          14,903,000

         Less accumulated depreciation                                                    (7,376,000)         (6,728,000)
                                                                                   --------------------------------------
                                                                                           7,845,000           8,175,000

Investment in real estate entities                                                        27,641,000          28,599,000

Other assets                                                                                 103,000              75,000
                                                                                   --------------------------------------

                                                                                         $38,396,000         $37,770,000
                                                                                   ======================================


                        LIABILITIES AND PARTNERS' EQUITY


Accounts payable                                                                              $9,000             $26,000

Advance payments from renters                                                                 83,000              74,000

Partners' equity:
     Limited partners' equity,  $500 per unit, 128,000
         units authorized, issued and outstanding                                         37,839,000          37,211,000
     General partner's equity                                                                465,000             459,000
                                                                                   --------------------------------------

Total partners' equity                                                                    38,304,000          37,670,000
                                                                                   --------------------------------------

                                                                                         $38,396,000         $37,770,000
                                                                                   ======================================

                            See accompanying notes.
                                      F-2

                              PS PARTNERS II, LTD.
                              STATEMENTS OF INCOME
              For the years ended December 31, 1998, 1997, and 1996

                                                                         1998              1997              1996
                                                                   -----------------------------------------------------

REVENUE:

Rental income                                                            $2,925,000        $2,818,000        $4,391,000
Equity in earnings of real estate entities                                4,180,000         3,454,000         2,652,000
Interest income                                                             126,000            58,000            60,000
                                                                   -----------------------------------------------------
                                                                          7,231,000         6,330,000         7,103,000
                                                                   -----------------------------------------------------

COSTS AND EXPENSES:

Cost of operations                                                          817,000           768,000         1,510,000
Management fees                                                             176,000           169,000           247,000
Depreciation and amortization                                               648,000           616,000         1,080,000
Administrative                                                              152,000           143,000           152,000
                                                                   -----------------------------------------------------
                                                                          1,793,000         1,696,000         2,989,000
                                                                   -----------------------------------------------------

NET INCOME                                                               $5,438,000        $4,634,000        $4,114,000
                                                                   =====================================================

Limited partners' share of net income
     ($38.34, $31.59, and $28.10 per unit in
     1998, 1997, and 1996, respectively)                                 $4,908,000        $4,043,000        $3,597,000
General partner's share of net income                                       530,000           591,000           517,000
                                                                   -----------------------------------------------------
                                                                         $5,438,000        $4,634,000        $4,114,000
                                                                   =====================================================

                            See accompanying notes.
                                      F-3

                              PS PARTNERS II, LTD.
                         STATEMENTS OF PARTNERS' EQUITY
              For the years ended December 31, 1998, 1997, and 1996

                                                                       Limited           General
                                                                       Partners          Partners           Total
                                                                   -----------------------------------------------------

Balances at December 31, 1995                                          $38,760,000         $473,000        $39,233,000

Net income                                                               3,597,000          517,000          4,114,000

Distributions                                                           (4,280,000)        (524,000)        (4,804,000)

                                                                   -----------------------------------------------------
Balances at December 31, 1996                                           38,077,000          466,000         38,543,000

Net income                                                               4,043,000          591,000          4,634,000

Distributions                                                           (4,909,000)        (598,000)        (5,507,000)

                                                                   -----------------------------------------------------
Balances at December 31, 1997                                           37,211,000          459,000         37,670,000

Net income                                                               4,908,000          530,000          5,438,000

Distributions                                                           (4,280,000)        (524,000)        (4,804,000)
                                                                   -----------------------------------------------------

Balances at December 31, 1998                                          $37,839,000         $465,000        $38,304,000
                                                                   =====================================================

                            See accompanying notes.
                                      F-4

                              PS PARTNERS II, LTD.
                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1998, 1997, and 1996


                                                                              1998            1997            1996
                                                                        -------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                  $5,438,000       $4,634,000      $4,114,000

     Adjustments to reconcile net income to net cash provided by operating activities

         Depreciation and amortization                                         648,000          616,000       1,080,000
         Decrease (increase) in rent and other receivables                      11,000           43,000          (2,000)
         Increase in other assets                                              (28,000)         (10,000)        (25,000)
         Decrease in accounts payable                                          (17,000)        (202,000)        (61,000)
         Increase (decrease) in advance payments from renters                    9,000           (5,000)         (5,000)
         Equity in earnings of real estate entities                         (4,180,000)      (3,454,000)     (2,652,000)
                                                                        -------------------------------------------------
            Total adjustments                                               (3,557,000)      (3,012,000)     (1,665,000)
                                                                        -------------------------------------------------
              Net cash provided by operating activities                      1,881,000        1,622,000       2,449,000
                                                                        -------------------------------------------------

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:

         Investment in real estate entities                                          -           (3,000)              -
         Distributions from real estate entities                             5,138,000        3,961,000       3,101,000
         Additions to real estate facilities                                  (318,000)        (260,000)       (367,000)
                                                                        -------------------------------------------------
              Net cash provided by  investing activities                     4,820,000        3,698,000       2,734,000
                                                                        -------------------------------------------------

CASH FLOWS USED IN FINANCING ACTIVITIES:

         Distributions to partners                                          (4,804,000)      (5,507,000)     (4,804,000)
                                                                        -------------------------------------------------
              Net cash used in financing activities                         (4,804,000)      (5,507,000)     (4,804,000)
                                                                        -------------------------------------------------

Net increase (decrease) in cash and cash equivalents                         1,897,000         (187,000)        379,000
Cash and cash equivalents at the beginning of the period                       888,000        1,075,000         696,000
                                                                        -------------------------------------------------

Cash and cash equivalents at the end of the period                          $2,785,000         $888,000      $1,075,000
                                                                        =================================================

                            See accompanying notes.
                                      F-5

                              PS PARTNERS II, LTD.
                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1998, 1997, and 1996
                                   (Continued)

                                                                                  1998          1997          1996
                                                                              ------------------------------------------


Supplemental schedule of noncash investing and financing activities:

     Investment in real estate entities                                             $-        $(8,539,000)       $-

     Transfer of real estate facility for interest in real estate entities,
     net                                                                             -          8,539,000         -

                            See accompanying notes.
                                      F-6

                              PS PARTNERS II, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998

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

                  In 1995, there was a series of mergers among Public Storage Management, Inc. (which was the Partnership's mini-warehouse operator), Public Storage, Inc. and their affiliates (collectively, "PSMI"), culminating in the November 16, 1995 merger (the "PSMI Merger") of PSMI into Storage Equities, Inc. In the PSMI Merger, Storage Equities, Inc. was renamed Public Storage, Inc. and it acquired substantially all of PSMI's United States real estate operations and became the operator of the mini-warehouse properties in which the Partnership has an interest.

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

1.       SUMMARY OF  SIGNIFICANT  ACCOUNTING  POLICIES AND  PARTNERSHIP  MATTERS
         (CONTINUED)

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

         Cash Distributions
         ------------------

                  The Partnership Agreement provides for quarterly distributions of cash flow from operations (as defined). Cash distributions per unit were $33.44 for 1998, $38.34 for 1997, and $33.44 for 1996.

         Cash and Cash Equivalents
         -------------------------

                  For financial statement purposes, the Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

         Environmental Cost
         ------------------

                  Substantially all of the real estate facilities in which the Partnership has an interest were acquired prior to the time that it was customary to conduct extensive environmental investigations in connection with the property acquisitions. During the fourth quarter of 1995, an independent environmental consulting firm completed environmental assessments on the properties of the Partnership and the Joint Venture to evaluate the environmental condition of, and potential environmental liabilities of such properties. Although there can be no assurance, the Partnership is not aware of any environmental contamination of the Mini-Warehouse Properties which individually or in the aggregate would be material to the Partnership's overall business, financial condition, or results of operations.

1.       SUMMARY OF  SIGNIFICANT  ACCOUNTING  POLICIES AND  PARTNERSHIP  MATTERS
         (CONTINUED)

         Segment Reporting
         -----------------

                  Effective January 1, 1998, the Partnership adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 established standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Partnership only has one reportable segment as defined within SFAS No. 131, therefore the adoption of SFAS No. 131 had no effect on the Partnership's disclosures.

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

                  In January 1997, the Partnership and PSI and other related partnerships transferred a total of 35 business parks to PSBPLP, an operating partnership formed to own and operate business parks in which PSI has a significant interest. Included among the properties transferred was the Partnership's business park in exchange for a partnership interest in PSBPLP. The general partner of PSBPLP is PS Business Parks, Inc. ("PSBP").

3.       INVESTMENT IN REAL ESTATE ENTITIES

                 During 1998, 1997, and 1996, the Partnership recognized earnings from the Real Estate Entities of $4,180,000, $3,454,000, and $2,652,000, respectively, and received cash distributions totaling $5,138,000, $3,961,000, and $3,101,000, respectively from the Real
         Estate Entities.

3.       INVESTMENT IN REAL ESTATE ENTITIES (CONTINUED)

                  The accounting policies of the Real Estate Entities are similar to that of the Partnership. Summarized combined financial data with respect to the Real Estate Entities are as follows:

                                                        1998             1997
                                                    -------------   ------------
For the year ended December 31,
    Total revenues                                  $ 101,804,000   $ 42,564,000
    Minority interest in income                        11,208,000      8,566,000
    Net income                                         34,275,000      8,515,000

At December 31,
    Total assets, net of accumulated depreciation    $743,368,000   $358,698,000
    Total liabilities                                  67,252,000     12,347,000
    Total minority interest                           153,015,000    168,665,000
    Total equity                                      523,101,000    177,686,000

                 The increase in the size of the combined financial position and operating results, respectively, of the Real Estate Entities for the year ended December 31, 1998 and at December 31, 1998, respectively, as compared to prior periods, is the result of additional properties acquired by PSBPLP during 1997 and 1998.

                 Financial statements of the Joint Venture are filed with the Partnership's Form 10-K for 1998, in Item 14. PS Business Parks, Inc. is a registrant with the Securities and Exchange Commission, and its filings can be accessed through the Securities and Exchange Commission.

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

                   Unaudited taxable net income was $6,319,000, $6,509,000 and $2,637,000 for the years ended December 31, 1998, 1997 and 1996, respectively. The difference between taxable income and book income is primarily related to timing differences in depreciation expense.

8        SUBSEQUENT EVENT - AGREEMENT AND PLAN OF REORGANIZATION (UNAUDITED)

                   The Partnership has entered into an Agreement and Plan of Reorganization by and among PSI, PS Partners II Merger Co., Inc. and the Partnership, dated as of January 19, 1999 (the "Agreement and Plan of Reorganization"). Under the Agreement and Plan of Reorganization, each of the limited partnership units held by the public limited partners will be converted into the right to receive a value of $697 in PSI common stock or, at the limited partner's election, in cash.

                              PS PARTNERS II, LTD.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION

                                                                                                  Costs
                                                                   Initial Cost                subsequent
                                                        ------------------------------------ to acquisition
    Date                                                                     Buildings &       Buildings &
  Acquired           Description         Encumbrances         Land          Improvements      Improvements
-----------------------------------------------------------------------------------------------------------

    1/83      Raleigh/Yonkers                  $-             $203,000          $914,000         $409,000
    4/84      Milwaukee/Oregon                  -              289,000           584,000          295,000
    5/84      Virginia Beach                    -              509,000         2,121,000          649,000
    6/84      Lorton                            -              435,000         2,040,000          502,000
    6/84      Baltimore                         -              382,000         1,793,000          571,000
    6/84      Laurel                            -              501,000         2,349,000          675,000
                                        -------------------------------------------------------------------

              TOTAL                            $-           $2,319,000        $9,801,000       $3,101,000
                                        ===================================================================

                                                              Gross Carrying Amount
                                                                At December 31, 1998
                                         ---------------------------------------------------------------------
    Date                                                       Buildings &                      Accumulated
  Acquired           Description                 Land         Improvements         Total        Depreciation
--------------------------------------------------------------------------------------------------------------

    1/83      Raleigh/Yonkers                    $203,000       $1,323,000        $1,526,000        $775,000
    4/84      Milwaukee/Oregon                    289,000          879,000         1,168,000         480,000
    5/84      Virginia Beach                      509,000        2,770,000         3,279,000       1,557,000
    6/84      Lorton                              435,000        2,542,000         2,977,000       1,474,000
    6/84      Baltimore                           382,000        2,364,000         2,746,000       1,363,000
    6/84      Laurel                              501,000        3,024,000         3,525,000       1,727,000
                                        ----------------------------------------------------------------------

              TOTAL                            $2,319,000      $12,902,000       $15,221,000      $7,376,000
                                        ======================================================================

                              PS PARTNERS II, LTD.
                           REAL ESTATE RECONCILIATION
                            SCHEDULE III (CONTINUED)


(A)  The  following  is  a  reconciliation  of  cost  and  related   accumulated
     depreciation.

                       GROSS CARRYING COST RECONCILIATION

                                                Years Ended December 31,
                                        ----------------------------------------
                                           1998           1997          1996
                                        ----------------------------------------

Balance at beginning of the period      $14,903,000   $28,040,000    $27,673,000

Additions during the period:
     Improvements, etc.                     318,000       260,000        367,000

Deductions during the period:
     Disposition of real estate                   -   (13,397,000)             -
                                        ----------------------------------------

Balance at the close of the period      $15,221,000   $14,903,000    $28,040,000
                                        ========================================


                    ACCUMULATED DEPRECIATION RECONCILIATION

                                                Years Ended December 31,
                                        ----------------------------------------
                                          1998           1997          1996
                                        ----------------------------------------

Balance at beginning of the period       $6,728,000   $10,970,000     $9,890,000

Additions during the period:
     Depreciation                           648,000       616,000      1,080,000

Deductions during the period:
     Disposition of real estate                   -    (4,858,000)             -
                                        ----------------------------------------

Balance at the close of the period       $7,376,000    $6,728,000    $10,970,000
                                        ========================================


(B) The aggregate cost of real estate for Federal income tax purposes is $15,401,000.

                         Report of Independent Auditors




The Partners
SEI/PSP II Joint Ventures


We have audited the balance sheets of the SEI/PSP II Joint Ventures as of December 31, 1998 and 1997 and the related statements of income, partners' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14 (a). These financial statements and schedule are the responsibility of the Joint Ventures' management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the SEI/PSP II Joint Ventures at December 31, 1998 and 1997, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                                              ERNST & YOUNG LLP

February 10, 1999
Los Angeles, CA

                            SEI/PSP II JOINT VENTURES
                                 BALANCE SHEETS
                           December 31, 1998 and 1997

                                                                                          1998               1997
                                                                                   --------------------------------------

                                     ASSETS


Cash and cash equivalents                                                                   $272,000            $197,000

Rent and other receivables                                                                    59,000              70,000

Real estate facilities, at cost:
     Land                                                                                  8,261,000           8,261,000
     Buildings and equipment                                                              47,880,000          46,941,000
                                                                                   --------------------------------------
                                                                                          56,141,000          55,202,000

         Less accumulated depreciation                                                   (27,826,000)        (25,420,000)
                                                                                   --------------------------------------
                                                                                          28,315,000          29,782,000

Investment in real estate entity                                                           5,204,000           5,142,000

Other assets                                                                                 104,000              54,000
                                                                                   --------------------------------------

                                                                                         $33,954,000         $35,245,000
                                                                                   ======================================


                        LIABILITIES AND PARTNERS' EQUITY


Accounts payable                                                                            $402,000            $174,000

Advance payments from renters                                                                356,000             342,000

Partners' equity:
     PS Partners II, Ltd.                                                                 18,635,000          19,763,000
     Public Storage, Inc.                                                                 14,561,000          14,966,000
                                                                                   --------------------------------------

Total partners' equity                                                                    33,196,000          34,729,000
                                                                                   --------------------------------------

                                                                                         $33,954,000         $35,245,000
                                                                                   ======================================

                            See accompanying notes.
                                      F-15

                            SEI/PSP II JOINT VENTURES
                              STATEMENTS OF INCOME
              For the years ended December 31, 1998, 1997, and 1996


                                                                         1998              1997              1996
                                                                   -----------------------------------------------------

REVENUE:

Rental income                                                           $11,278,000       $10,799,000       $11,005,000
Equity in earnings of real estate entity                                    266,000           187,000                 -
                                                                   -----------------------------------------------------
                                                                         11,544,000        10,986,000        11,005,000
                                                                   -----------------------------------------------------

COSTS AND EXPENSES:

Cost of operations                                                        3,586,000         3,388,000         3,627,000
Management fees                                                             677,000           648,000           653,000
Depreciation and amortization                                             2,406,000         2,271,000         2,422,000
Interest expense                                                                  -                 -            14,000
                                                                   -----------------------------------------------------
                                                                          6,669,000         6,307,000         6,716,000
                                                                   -----------------------------------------------------

NET INCOME                                                               $4,875,000        $4,679,000        $4,289,000
                                                                   =====================================================


Partners' share of net income:
          PS Partners II, Ltd.'s share                                   $3,456,000        $2,947,000        $2,652,000
          Public Storage Inc.'s share                                     1,419,000         1,732,000         1,637,000
                                                                   -----------------------------------------------------
                                                                         $4,875,000        $4,679,000        $4,289,000
                                                                   =====================================================

                            See accompanying notes.
                                      F-16

                            SEI/PSP II JOINT VENTURES
                         STATEMENTS OF PARTNERS' EQUITY
              For the years ended December 31, 1998, 1997, and 1996



                                                                   PS Partners         Public Storage
                                                                    II, Ltd.                Inc.               Total
                                                              -------------------------------------------------------------

Balances at December 31, 1995                                     $21,013,000           $13,797,000          $34,810,000

Net income                                                          2,652,000             1,637,000            4,289,000

Distributions                                                      (3,101,000)             (365,000)          (3,466,000)

                                                              -------------------------------------------------------------
Balances at December 31, 1996                                      20,564,000            15,069,000           35,633,000

Net income                                                          2,947,000             1,732,000            4,679,000

Distributions                                                      (3,748,000)           (1,835,000)          (5,583,000)

                                                              -------------------------------------------------------------
Balances at December 31, 1997                                      19,763,000            14,966,000           34,729,000

Net income                                                          3,456,000             1,419,000            4,875,000

Distributions                                                      (4,584,000)           (1,824,000)          (6,408,000)
                                                              -------------------------------------------------------------

Balances at December 31, 1998                                     $18,635,000           $14,561,000          $33,196,000
                                                              =============================================================

                            See accompanying notes.
                                      F-17

                            SEI/PSP II JOINT VENTURES
                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1998, 1997, and 1996

                                                                              1998            1997            1996
                                                                        -------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                  $4,875,000       $4,679,000      $4,289,000

     Adjustments to reconcile net income to net cash provided by operating activities

         Depreciation and amortization                                       2,406,000        2,271,000       2,422,000
         Decrease (increase) in rent and other receivables                      11,000          (23,000)        (36,000)
         (Increase) decrease in other assets                                   (50,000)         124,000         (55,000)
         Increase (decrease) in accounts payable                               228,000         (117,000)        (68,000)
         Increase (decrease) in advance payments from renters                   14,000           (6,000)         (1,000)
         Equity in earnings of real estate entity                             (266,000)        (187,000)              -
                                                                        -------------------------------------------------
         Total adjustments                                                   2,343,000        2,062,000       2,262,000
                                                                        -------------------------------------------------
              Net cash provided by operating activities                      7,218,000        6,741,000       6,551,000
                                                                        -------------------------------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES:

         Distributions from real estate entity                                 204,000           76,000               -
         Additions to real estate facilities                                  (939,000)      (1,201,000)       (869,000)
                                                                        -------------------------------------------------
              Net cash used in investing activities                           (735,000)      (1,125,000)       (869,000)
                                                                        -------------------------------------------------

CASH FLOWS USED IN FINANCING ACTIVITIES:

         Principal payments on mortgage notes payable                                -                -      (2,260,000)
         Distributions to partners                                          (6,408,000)      (5,583,000)     (3,466,000)
                                                                        -------------------------------------------------
              Net cash used in financing activities                         (6,408,000)      (5,583,000)     (5,726,000)
                                                                        -------------------------------------------------

Net increase (decrease) in cash and cash equivalents                            75,000           33,000         (44,000)
Cash and cash equivalents at the beginning of the period                       197,000          164,000         208,000
                                                                        -------------------------------------------------

Cash and cash equivalents at the end of the period                            $272,000         $197,000        $164,000
                                                                        =================================================

                            See accompanying notes.
                                      F-18

                            SEI/PSP II JOINT VENTURES
                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1998, 1997, and 1996
                                   (Continued)

                                                                                  1998           1997           1996
                                                                              -------------------------------------------


Supplemental schedule of noncash investing and financing activities:


     Investment in real estate entity                                                $-       $(5,031,000)        $-

     Transfer of real estate facility for interest in real estate entity, net         -         5,031,000          -

                            See accompanying notes.
                                      F-19

                            SEI/PSP II JOINT VENTURES
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998


1.       DESCRIPTION OF PARTNERSHIP

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

2.       SUMMARY OF  SIGNIFICANT  ACCOUNTING  POLICIES AND  PARTNERSHIP  MATTERS
         (CONTINUED)

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

         Environmental Cost
         ------------------

                  Substantially all of the real estate facilities in which the Joint Venture has an interest were acquired prior to the time that it was customary to conduct extensive environmental investigations in connection with the property acquisitions. During the fourth quarter of 1995, an independent environmental consulting firm completed environmental assessments on the Joint Venture's properties to evaluate the environmental condition of, and potential environmental liabilities of such properties. Although there can be no assurance, the Joint Venture is not aware of any environmental contamination of the Mini-Warehouses which individually or in the aggregate would be material to the Joint Venture's overall business, financial condition, or results of operations.

         Segment Reporting
         -----------------

                  Effective January 1, 1998, the Joint Venture adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 established standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Joint Venture only has one reportable segment as defined within SFAS No. 131, therefore the adoption of SFAS No. 131 had no effect on the Joint Venture's disclosures.

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

                  In January 1997, the Joint Venture and PSI and other affiliated partnerships of PSI transferred a total of 35 business parks to PSBPLP, an operating partnership formed to own and operate business parks in which PSI has a significant interest. Included among the properties transferred was the Joint Venture's business park in exchange for a partnership interest in PSBPLP. The general partner of PSBPLP is PS Business Parks, Inc. ("PSBP").

4.       INVESTMENT IN REAL ESTATE ENTITY

                  The Joint Venture recognized $266,000 in 1998 and $187,000 in 1997 in equity in earnings of real estate entity with respect to the investment in PSBPLP, described in Note 1 above.

                  The accounting policies of PSBPLP are similar to that of the Joint Venture. Summarized combined financial data with respect to PSBPLP is as follows:

                                                         1998           1997
                                                     ------------   ------------
For the year ended December 31,
    Total revenues                                    $90,260,000    $31,578,000
    Minority interest in income                        11,208,000      8,566,000
    Net income                                         29,400,000      3,836,000

At December 31,
    Total assets, net of accumulated depreciation    $709,414,000   $323,454,000
    Total liabilities                                  66,494,000     11,831,000
    Total minority interest                           153,015,000    168,665,000
    Total equity                                      489,905,000    142,958,000

                  The increase in the size of the combined financial position and operating results, respectively, of the real estate entity for the year ended December 31, 1998 and at December 31, 1998, respectively, as compared to prior periods, is the result of additional properties acquired by PSBPLP during 1997 and 1998.

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

                  Unaudited taxable net income was $4,557,000, $4,468,000, and $1,152,000 for the years ended December 31, 1998, 1997 and 1996, respectively. The difference between taxable income and book income is primarily related to timing differences in depreciation expense.

                            SEI/PSP II JOINT VENTURES
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION

                                                                                                  Costs
                                                                   Initial Cost                subsequent
                                                        ------------------------------------ to acquisition
    Date                                                                     Buildings &       Buildings &
  Acquired           Description         Encumbrances         Land          Improvements      Improvements
-----------------------------------------------------------------------------------------------------------

12/83         Charlotte                       $-            $165,000          $1,274,000        $354,000
12/83         Greensboro/Market                -             214,000           1,653,000         551,000
12/83         Greensboro/Electra               -             112,000             869,000         319,000
12/83         Columbia                         -             171,000           1,318,000         474,000
12/83         Richmond                         -             176,000           1,360,000         336,000
12/83         Augusta                          -              97,000             747,000         283,000
4/84          Providence                       -              92,000           1,087,000         344,000
1/85          Cranston                         -             175,000             722,000         285,000
3/84          Marrietta/Cobb                   -              73,000             542,000         242,000
1/84          Fremont/Albrae                   -             636,000           1,659,000         437,000
12/83         Tacoma                           -             553,000           1,173,000         370,000
1/84          Belton                           -             175,000             858,000         491,000
1/84          Gladstone                        -             275,000           1,799,000         411,000
1/84          Hickman/112                      -             257,000           1,848,000         418,000
1/84          Holmes                           -             289,000           1,333,000         286,000
1/84          Independence                     -             221,000           1,848,000         312,000
1/84          Merriam                          -             255,000           1,469,000         342,000
1/84          Olathe                           -             107,000             992,000         291,000
1/84          Shawnee                          -             205,000           1,420,000         372,000
1/84          Topeka                           -              75,000           1,049,000         212,000
2/84          Unicorn/Knoxville                -             662,000           1,887,000         470,000
2/84          Central/Knoxville                -             449,000           1,281,000         283,000
3/84          Manassas                         -             320,000           1,556,000         349,000
3/84          Pico Rivera                      -             743,000             807,000         323,000
5/84          Raleigh/Departure                -             302,000           2,484,000         456,000


                                                               Gross Carrying Amount
                                                                 At December 31, 1998
                                          ---------------------------------------------------------------------
    Date                                                        Buildings &                      Accumulated
  Acquired           Description                  Land         Improvements         Total        Depreciation
---------------------------------------------------------------------------------------------------------------

12/83         Charlotte                           $165,000       $1,628,000      $1,793,000         $953,000
12/83         Greensboro/Market                    214,000        2,204,000       2,418,000        1,299,000
12/83         Greensboro/Electra                   112,000        1,188,000       1,300,000          671,000
12/83         Columbia                             171,000        1,792,000       1,963,000        1,065,000
12/83         Richmond                             176,000        1,696,000       1,872,000          993,000
12/83         Augusta                               97,000        1,030,000       1,127,000          588,000
4/84          Providence                            92,000        1,431,000       1,523,000          828,000
1/85          Cranston                             175,000        1,007,000       1,182,000          572,000
3/84          Marrietta/Cobb                        73,000          784,000         857,000          447,000
1/84          Fremont/Albrae                       636,000        2,096,000       2,732,000        1,264,000
12/83         Tacoma                               553,000        1,543,000       2,096,000          911,000
1/84          Belton                               175,000        1,349,000       1,524,000          782,000
1/84          Gladstone                            275,000        2,210,000       2,485,000        1,269,000
1/84          Hickman/112                          257,000        2,266,000       2,523,000        1,316,000
1/84          Holmes                               289,000        1,619,000       1,908,000          925,000
1/84          Independence                         221,000        2,160,000       2,381,000        1,261,000
1/84          Merriam                              255,000        1,811,000       2,066,000        1,034,000
1/84          Olathe                               107,000        1,283,000       1,390,000          733,000
1/84          Shawnee                              205,000        1,792,000       1,997,000        1,029,000
1/84          Topeka                                75,000        1,261,000       1,336,000          729,000
2/84          Unicorn/Knoxville                    662,000        2,357,000       3,019,000        1,364,000
2/84          Central/Knoxville                    449,000        1,564,000       2,013,000          903,000
3/84          Manassas                             320,000        1,905,000       2,225,000        1,117,000
3/84          Pico Rivera                          743,000        1,130,000       1,873,000          692,000
5/84          Raleigh/Departure                    302,000        2,940,000       3,242,000        1,691,000

                                      F-24

                                                                                                  Costs
                                                                   Initial Cost                subsequent
                                                        ------------------------------------ to acquisition
    Date                                                                     Buildings &       Buildings &
  Acquired           Description         Encumbrances         Land          Improvements      Improvements
-----------------------------------------------------------------------------------------------------------

7/84          Trevose/Old Lincoln             $-            $421,000         $1,749,000          $380,000
5/84          Philadelphia/Grant               -           1,041,000          3,262,000           443,000
                                         ------------------------------------------------------------------

              TOTAL                           $-          $8,261,000        $38,046,000        $9,834,000
                                         ==================================================================


                                                               Gross Carrying Amount
                                                                 At December 31, 1998
                                          ---------------------------------------------------------------------
    Date                                                        Buildings &                      Accumulated
  Acquired           Description                  Land         Improvements         Total        Depreciation
---------------------------------------------------------------------------------------------------------------

7/84          Trevose/Old Lincoln               $421,000        $2,129,000        $2,550,000       $1,204,000
5/84          Philadelphia/Grant               1,041,000         3,705,000         4,746,000        2,186,000
                                         ----------------------------------------------------------------------

              TOTAL                           $8,261,000       $47,880,000       $56,141,000      $27,826,000
                                         ======================================================================

                                      F-25

                            SEI/PSP II JOINT VENTURES
                           REAL ESTATE RECONCILIATION
                            SCHEDULE III (CONTINUED)


(A)  The  following  is  a  reconciliation  of  cost  and  related   accumulated
     depreciation.

                       GROSS CARRYING COST RECONCILIATION

                                               Years Ended December 31,
                                       -----------------------------------------
                                         1998            1997          1996
                                       -----------------------------------------

Balance at beginning of the period     $55,202,000    $62,596,000    $61,727,000

Additions during the period:
     Improvements, etc.                    939,000      1,201,000        869,000

Deductions during the period:
     Disposition of real estate                  -     (8,595,000)             -
                                       -----------------------------------------

Balance at the close of the period     $56,141,000    $55,202,000    $62,596,000
                                       =========================================


                    ACCUMULATED DEPRECIATION RECONCILIATION

                                               Years Ended December 31,
                                       -----------------------------------------
                                         1998            1997          1996
                                       -----------------------------------------

Balance at beginning of the period     $25,420,000    $26,713,000    $24,291,000

Additions during the period:
     Depreciation                        2,406,000      2,271,000      2,422,000

Deductions during the period:
     Disposition of real estate                  -     (3,564,000)             -
                                       -----------------------------------------

Balance at the close of the period     $27,826,000    $25,420,000    $26,713,000
                                       =========================================

(B) The aggregate cost of real estate for Federal income tax purposes is $55,995,000.